Form 10-Q
period 1995-03-31
LASERSCOPE
filed 1995-05-11
CIK 851737

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  ___________________

                                       FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---     Act of 1934 For the quarterly period ended March 31,1995 or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- ---     Exchange Act of 1934 For the transition period from ______ to  ______

                            Commission file number 0-18053

                                      LASERSCOPE


                (Exact name of Registrant as specified in its charter)

                   CALIFORNIA                            77-0049527
             (State of Incorporation)       (I.R.S. Employer Identification No.)

                3052 ORCHARD DRIVE, SAN JOSE, CALIFORNIA  95134-2011
                       (Address of principal executive offices)

                   Registrant's telephone number:  (408) 943-0636

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X     No
                                      ---       ---

The number of shares of Registrant's common stock issued and outstanding as of April 30, 1995 was 6,983,092.

This document consists of 10 pages of which this is page 1.

                                TABLE OF CONTENTS




                                                                    PAGE
                                                                    ----

PART I.  FINANCIAL INFORMATION                                        3
  Item 1. Condensed Consolidated Balance Sheet                        3
          Condensed Consolidated Statement of Income                  4
          Condensed Consolidated Statement of Cash Flows              5
          Notes to Condensed Consolidated Financial Statements        6


  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations             7


          Results of Operations                                       7
          Liquidity and Capital Resources                             9

PART II.  OTHER INFORMATION                                          10
  Item 1.  Legal Proceedings                                         10
  Item 2.  Changes in Securities                                     10
  Item 3.  Defaults upon Senior Securities                           10
  Item 4.  Submission of Matters to a Vote of Security Holders       10
  Item 5.  Other Items                                               10
  Item 6.  Exhibits and Reports on Form 8-K                          10

SIGNATURES                                                           10

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                     LASERSCOPE
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)


                                                  MARCH 31,      DECEMBER 31,
(thousands)                                            1995              1994
- -------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $ 7,019           $ 4,604
  Short-term investments                             1,014             1,998
  Accounts receivable, net                           7,675             8,066
  Inventories                                        7,221             7,512
  Other current assets                               1,033             1,038
                                                   -------            ------
        Total current assets                        23,962            23,218
                                                   -------            ------
Property and equipment, net                          3,159             3,320
Other assets                                           761               783
                                                   -------            ------
        Total assets                               $27,882           $27,321
                                                   -------            ------
                                                   -------            ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                   $ 1,430           $ 1,292
Accrued compensation                                   448             1,136
Other current liabilities                            3,822             3,965
                                                   -------            ------
        Total current liabilities                    6,700             6,393
                                                   -------            ------
Obligations under capital leases                        25                27
Commitments and contingencies

Shareholders' equity:
  Common stock                                      37,074            37,074
  Accumulated deficit                              (15,493)          (15,744)
  Translation adjustments                             (175)             (180)
  Notes receivable from shareholders                  (249)             (249)
                                                   -------            ------
        Total shareholders' equity                  21,157            20,901
                                                   -------            ------
        Total liabilities and shareholders' equity $27,882           $27,321
                                                    ______            ______
                                                    ______            ______

See notes to condensed consolidated financial statements

                                     LASERSCOPE
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                     (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(thousands except per share amounts)                  1995              1994
- -------------------------------------------------------------------------------

Net revenues                                        $9,215            $9,124
Cost of products and services sold                   4,383             4,046
                                                   -------            ------
Gross margin                                         4,832             5,078
                                                   -------            ------
Operating expenses:
  Research and development                             921               938
  Selling, general and administrative                3,723             4,003
                                                   -------            ------
                                                     4,644             4,941
                                                   -------             ------
Operating income                                       188               137
Interest and other income, net                          99                68
                                                   -------            ------
Income before income taxes                             287               205
Provision for income taxes                              36                25
                                                   -------            ------
Net income                                            $251              $180
                                                   -------            ------
                                                   -------            ------
Net income per share                                 $0.04             $0.03
                                                   -------            ------
                                                   -------            ------
Shares used in per share calculations                6,989             6,963
                                                   -------            ------
                                                   -------            ------

See notes to condensed consolidated financial statements

                                     LASERSCOPE
                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                             MARCH 31,
(thousands)                                           1995              1994
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  251            $  180
  Adjustments to reconcile net income to cash
    cash provided by operating activities:
    Depreciation and amortization                      403               405
    Increase (decrease) from changes in:
      Accounts receivable                              391               100
      Inventories                                      291              (317)
      Other current assets                               5               (89)
      Other assets                                      22                27
      Accounts payable                                 138                94
      Accrued compensation                             312                61
      Other current liabilities                       (149)                -
                                                   -------            ------
Cash provided by operating activities                1,664               461
                                                   -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                (242)             (171)
  Purchases of held-to-maturity investments              -            (2,009)
  Maturities of  held-to-maturity investments          984             2,018
  Other                                                  9               (11)
                                                   -------            ------
Cash provided (used) by investing activities           751              (173)
                                                   -------            ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases           -               (55)
  Proceeds on sale of common stock, net of
    payments on shareholder notes receivable             -               320
                                                   -------            ------
Cash provided by financing activities                    -               265
                                                   -------            ------
Increase in cash and cash equivalents                2,415               553
Cash and cash equivalents, beginning of period       4,604             6,117
                                                   -------            ------
Cash and cash equivalents, end of period            $7,019            $6,670
                                                   -------            ------
                                                   -------            ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                      $   20            $    4
      Income taxes                                  $   22            $   29

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1994 included in the Company's annual report. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Inventory was comprised of the following:

                                             MARCH 31,        DECEMBER 31,
                                                 1995                1994
                                             -----------------------------
    Sub-assemblies and purchased parts         $5,006              $4,996
    Finished goods                              2,215               2,516
                                                -----               -----
                                               $7,221              $7,512
                                                -----               -----
                                                -----               -----

3. Net income per share is based upon the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

4.  The Company invests its excess cash in high-quality debt instruments.
    The Company considers cash equivalents to be financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Short-term investments consist of financial instruments with less than one year to maturity.

    At March 31, 1995 and December 31, 1994 the Company's cash equivalents were in the form of institutional money market accounts and totaled $5.68 million and $3.02 million, respectively. At March 31, 1995 and December 31, 1994 the Company's investment in short-term securities stated at amortized cost, which approximates their fair value, consisted of corporate debt securities of $1.01 million and $2.00 million respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1994 contained in the Company's annual report.

Net revenues for the quarter ended March 31, 1995 were $9.22 million, an increase of 1% from net revenues of $9.12 million in the corresponding quarter of 1994. Net revenues increased during the first quarter of 1995 relative to the first quarter of 1994 due to higher shipments of the Company's KTP/YAG Surgical Laser Systems, disposable supplies and instrumentation. The higher level of shipments was partially offset by lower average selling prices of its KTP/YAG Surgical Laser Systems due to a greater proportion of its shipments being made to independent international distributors during the first quarter of 1995 than in the corresponding quarter of 1994.

Revenues from the sales of disposable supplies, instrumentation and service comprised approximately 65% of total net revenues during the quarter ended March 31, 1995, compared to approximately 67% of total net revenues in the corresponding period in 1994. Although the Company's net revenues increased during the quarter ended March 31, 1995 relative to the same period in 1994, the Company believes that continuing pressure to reduce health care costs in the United States and uncertainty concerning health care reform have been and continue to be factors which negatively impact capital equipment procurement by its customers.

The Company also believes that acceptance of lasers in urology, ear, nose and throat surgery, aesthetic surgery and dermatology will continue to be important to its business. In particular, the Company anticipates that the increasing use of the laser in urologic procedures will be a significant factor that will affect the Company's business during 1995 and beyond. The Company continues to invest in developing new instrumentation for emerging surgical applications and to educate surgeons in the United States and internationally to encourage the adoption of such new applications. Finally, penetration of the international market has been limited and the Company continues to view this as a significant opportunity.

Gross margin as a percentage of net revenues for the quarter ended March 31, 1995 was 52.4%, compared to 55.7% for the corresponding quarter in 1994. The decrease is due in part to a higher proportion of revenues from sales to independent international distributors during the first quarter of 1995 than in the corresponding quarter of 1994. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. In addition, the Company continues to balance its inventories with product demand and it reduced production volumes in the first quarter of 1995 relative the first quarter of 1994 which further negatively impacted gross margins during the first quarter of 1995. Finally, pressures to reduce healthcare costs in the United States have negatively impacted the Company's service pricing structure resulting in lower gross margins from the sales of service in the first quarter of 1995 relative to the first quarter of 1994. The Company expects that gross margin as a percentage of revenues for the remainder of 1995 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as its proportion of revenues from sales to independent international distributors varies relative to sales through its direct sales force.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products were at approximately the same levels in absolute amounts and as a percentage of net revenues in the first quarter of 1995 when compared to the corresponding quarter of 1994. The Company expects to continue to make significant investments in research and development during 1995 and beyond.

Selling, general and administrative expenses decreased to $3.72 million in the quarter ended March 31, 1995 compared to $4.00 million during the corresponding quarter of 1994. The reduction is due in part to lower direct selling expenses resulting from a higher proportion of its revenues being generated from sales to independent international distributors. As a percentage of revenues, selling, general and administrative expenses are expected to remain at relatively high levels during 1995 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the quarter ended March 31, 1995 the Company recorded $36,000 in income tax provisions representing an effective tax rate of 13%. The amount is below the combined federal and state rates primarily as a result of the utilization of available net operating loss carryforwards.

The Company anticipates that many of the market conditions which affected its performance during the first quarter of 1995 may continue to have an impact on sales trends for the next several quarters. In particular, the timing of orders and shipments affects quarterly results and there can be no certainty that revenue growth or profitability can be accomplished on a quarter by quarter basis, or otherwise.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 1995 were $27.88 million and $6.73 million respectively, compared to assets and liabilities of $27.32 million and $6.42 million at December 31, 1994. Working capital increased $0.44 million from $16.82 million at December 31, 1994 to $17.26 million at March 31, 1995 while cash, cash equivalents and short-term investments increased $1.43 million during the period. The net increase in cash, cash equivalents and short term investments was primarily due to cash provided by operating activities of $1.66 million. The Company anticipates that future changes in cash and working capital will be dependent on the levels of its business.

At March 31, 1995 the Company had outstanding commitments of approximately $1.50 million related to its investment in NWL Laser Technologie.

At March 31, 1995, cash, cash equivalents and short term investments amounted to approximately $8.03 million. The Company currently has in place a $5.00 million revolving bank line of credit which expires July 1995 and under which no borrowings were outstanding at March 31, 1995. The Company anticipates that current cash resources, internally generated funds, capital leases and bank borrowings will be sufficient to meet anticipated operating needs at least for the next twelve months.

The Company's need for capital is principally affected by the current and anticipated demand for its products as well as procurement and production lead times in its manufacturing operations. Changes in these factors can have a significant impact on capital requirements. From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on its financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER ITEMS

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:  None
  (b)     Reports on Form 8-K:  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LASERSCOPE

                                               Registrant

                                                /s/ Thomas B. Boyd
                                               -----------------------------
                                               Thomas B. Boyd
                                               Senior Vice President of
                                                Operations and Finance
                                                 (Principal Financial Officer)

Date:  May 12, 1995