Form 10-Q
period 1995-06-30
LASERSCOPE
filed 1995-08-10
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                    FORM 10-Q

(Mark One)
   X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
-------   Exchange Act of 1934
                    For the quarterly period ended June 30,1995 or

------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                   Yes   X     No
                                       -----       -----

The number of shares of Registrant's common stock issued and outstanding as of July 31, 1995 was 7,014,037.

This document consists of 11 pages of which this is page 1.

                                TABLE OF CONTENTS

                                                                      PAGE


PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . 3

 Item 1.  Condensed Consolidated Balance Sheet . . . . . . . . . . . . 3
          Condensed Consolidated Statement of Operations   . . . . . . 4
          Condensed Consolidated Statement of Cash Flows . . . . . . . 5
          Notes to Condensed Consolidated Financial Statements . . . . 6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . 7
          Results of Operations. . . . . . . . . . . . . . . . . . . . 7
          Liquidity and Capital Resources. . . . . . . . . . . . . . . 9

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . 10

 Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 10
 Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . . 10
 Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . 10
 Item 4.  Submission of Matters to a Vote of Security Holders. . . . . 10
 Item 5.  Other Items. . . . . . . . . . . . . . . . . . . . . . . . . 11
 Item 6.  Exhibits and Reports on Form  8-K. . . . . . . . . . . . . . 11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    JUNE 30,      DECEMBER 31,
(thousands)                                           1995           1994
------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . .$ 4,222         $4,604
  Short-term investments . . . . . . . . . . . . . .  1,001          1,998
  Accounts receivable, net . . . . . . . . . . . . .  5,690          8,066
  Inventories. . . . . . . . . . . . . . . . . . . .  9,458          7,512
  Other current assets . . . . . . . . . . . . . . .  1,229          1,038
                                                     ______         ______
      Total current assets . . . . . . . . . . . . . 21,600         23,218
                                                     ______         ______

Property and equipment, net. . . . . . . . . . . . .  2,898          3,320
Other assets . . . . . . . . . . . . . . . . . . . .  2,410            783
                                                     ______         ______

      Total assets . . . . . . . . . . . . . . . . .$26,908        $27,321
                                                     ______         ______
                                                     ------         ------
                                                     ------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . .$ 1,734        $ 1,292
Accrued compensation . . . . . . . . . . . . . . . .  1,267          1,136
Other current liabilities. . . . . . . . . . . . . .  3,594          3,965
                                                     ______         ______

   Total current liabilities . . . . . . . . . . . .  6,595          6,393
                                                     ______         ______

Obligations under capital leases . . . . . . . . . .     22             27
Commitments and contingencies  . . . . . . . . . . .

Shareholders' equity:
   Common stock. . . . . . . . . . . . . . . . . . . 37,074         37,074
   Accumulated deficit . . . . . . . . . . . . . . .(16,328)       (15,744)
   Translation adjustments . . . . . . . . . . . . .   (206)          (180)
   Notes receivable from shareholders. . . . . . . .   (249)          (249)
                                                     ______        _______

   Total shareholders' equity. . . . . . . . . . . . 20,291         20,901
                                                     ______         ______

Total liabilities and shareholders' equity . . . . .$26,908        $27,321
                                                     ______         ______
                                                     ------         ------
                                                     ------         ------



See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30,            JUNE 30,
(thousands except per share amounts)    1995      1994      1995      1994
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Net revenues . . . . . . . . . . . .    $6,879    $8,232    $16,094   $17,356
Cost of products and services sold .     3,078     3,933      7,461     7,979
                                        ______    ______     ______    ______

Gross margin . . . . . . . . . . . .     3,801     4,299      8,633     9,377
                                        ______    ______     ______    ______
Operating expenses:
  Research and development . . . . .     1,118       996      2,039     1,934
  Selling, general and administrative    3,643     4,902      7,366     8,905
                                        ______    ______     ______    ______

                                         4,761     5,898      9,405    10,839
                                        ______    ______     ______    ______

Operating loss . . . . . . . . . .        (960)   (1,599)      (772)   (1,462)
Interest and other income, net . . .        89        14        188        82
                                        ______    ______     ______    ______

Loss before income taxes . . . . . .      (871)   (1,585)      (584)   (1,380)
Provision for income taxes . . . . .       (36)      (25)         0         0
                                        ______    ______     ______    ______

Net loss . . . . . . . . . . . . . .     $(835)  $(1,560)     $(584)  $(1,380)
                                        ______    ______     ______    ______
                                        ______    ______     ______    ______

Net loss per share . . . . . . . . .    $(0.12)   $(0.23)   $ (0.08)   $(0.20)
                                        ______    ______     ______    ______
                                        ______    ______     ______    ______
Shares used in per share
  calculations . . . . . . . . . . .     6,984     6,916      6,984     6,897
                                        ______    ______     ______    ______
                                        ______    ______     ______    ______


See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
(thousands)                                                                1995          1994
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  loss . . . . . . . . . . . . . . . . . . . . . . . . . .          $(584)       $(1,380)
   Adjustments to reconcile net income to cash
      cash provided (used) by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . .            818            786
      Increase (decrease) from changes in:
         Accounts receivable . . . . . . . . . . . . . . . . . .          2,376            610
         Inventories . . . . . . . . . . . . . . . . . . . . . .         (1,946)          (601)
         Other current assets. . . . . . . . . . . . . . . . . .           (191)          (613)
         Other assets. . . . . . . . . . . . . . . . . . . . . .             47             42
         Accounts payable. . . . . . . . . . . . . . . . . . . .            442            456
         Accrued compensation. . . . . . . . . . . . . . . . . .            131             87
         Other current liabilities . . . . . . . . . . . . . . .           (371)           (24)
                                                                         ______         ______

Cash provided (used) by operating activities . . . . . . . . . .            722           (637)
                                                                         ______         ______
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . . . . . . .           (396)          (967)
   Purchases of held-to-maturity investments . . . . . . . . . .             -          (2,009)
   Funding of agreement with NWL . . . . . . . . . . . . . . . .         (1,674)           -
   Maturities of  held-to-maturity investments . . . . . . . . .            997          2,046
   Other     . . . . . . . . . . . . . . . . . . . . . . . . . .            (26)             5
                                                                         ______         ______

Cash used by investing activities. . . . . . . . . . . . . . . .         (1,099)          (925)
                                                                         ______         ______

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on obligations under capital leases. . . . . . . . .             (5)           (76)
   Proceeds on sale of common stock, net of
      payments on shareholder notes receivable . . . . . . . . .             -             446
                                                                         ______         ______

Cash provided (used) by financing activities . . . . . . . . . .             (5)           370
                                                                         ______         ______

Decrease in cash and cash equivalents. . . . . . . . . . . . . .           (382)        (1,192)
Cash and cash equivalents, beginning of period . . . . . . . . .          4,604          6,117
                                                                         ______         ______

Cash and cash equivalents, end of period . . . . . . . . . . . .         $4,222         $4,925
                                                                         ______         ______
                                                                         ------         ------
                                                                         ------         ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest . . . . . . . . . . . . . . . . . . . . . . . . .            $22             $4
         Income taxes. . . . . . . . . . . . . . . . . . . . . .            $26            $52


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1994 included in the Company's annual report. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Inventory was comprised of the following:


                                                       JUNE 30,  DECEMBER 31,
                                                          1995           1994
                                                       ----------------------
     Sub-assemblies and purchased parts                $ 6,352        $ 4,996

     Finished goods                                      3,106          2,516
                                                        ------         ------
                                                       $ 9,458        $ 7,512
                                                        ------          -----
                                                        ------          -----


3. Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding.

4. The Company invests its excess cash in high-quality debt instruments. The Company considers cash equivalents to be financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Short-term investments consist of financial instruments with less than one year to maturity.

     At June 30, 1995 and December 31, 1994 the Company's cash equivalents were in the form of institutional money market accounts and totaled $2.67 million and $3.02 million, respectively. At June 30, 1995 and December 31, 1994 the Company's investment in short-term securities stated at amortized cost, which approximates their fair value, consisted of corporate debt securities of $1.00 million and $2.00 million, respectively.

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

Net revenues for the quarter and six months ended June 1995 were $6.88 million and $16.09 million, respectively. Compared to the corresponding quarter and six months of 1994, these revenues decreased approximately 16% and 7%, respectively. These decreases were due to lower shipments of the Company's KTP/YAG Surgical Laser Systems, disposable supplies and instrumentation.

Revenues from the sales of disposable supplies, instrumentation and service comprised approximately 76% of net revenues during the quarter ended June 30, 1995 compared to approximately 71% of net revenues for the same quarter in 1994 due principally to lower shipments of the Company's KTP/YAG Surgical Laser Systems. During the six month period ended June 30, 1995 and the corresponding period in 1994, sales of disposable supplies, instrumentation and service comprised approximately 70% of net revenues.

The Company believes that continuing pressure to reduce health care costs in the United States has been and continues to be a factor which negatively impacts capital equipment procurement by its customers. The Company also believes that its net revenues during the quarter and six months ended June 30, 1995 were negatively impacted by lower shipments of its side-firing devices due, in part, to the introduction of a competitive surgical device for prostate surgery.

The Company believes that acceptance of lasers in urology, ear, nose and throat surgery, aesthetic surgery and dermatology will continue to be important to its business. In particular, the Company anticipates that the use of the laser in urologic procedures will be a significant factor that will affect the Company's business during 1995 and beyond. The Company continues to invest in developing new products for emerging surgical applications and to educate surgeons in the United States and internationally to encourage the adoption of such new applications. Finally, penetration of the international market has been limited and the Company continues to view this as a significant opportunity.

Gross margin as a percentage of net revenues for the quarter ended June 30, 1995 was 55.3% compared to 52.2% for the corresponding quarter in 1994. For the six months ended June 30, 1995 gross margin as a percentage of net revenues was relatively unchanged at 53.6% compared to 54.0% in the corresponding period in 1994. The increase during the second quarter of 1995 relative to the second quarter of 1994 was due in part to higher production volumes of its products. Additionally, the Company recorded a $0.17 million charge in the quarter ended June 30, 1994 relating to the disposition of electrosurgery equipment which negatively impacted gross margin as a percentage of net sales by 2 percentage points during this period. The Company expects that gross margin as a percentage of net revenues for the remainder of 1995 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products, increased by approximately 12% in the second quarter of 1995 compared to the same quarter of 1994, and increased by 5% in the first six months of 1995 compared to the first six months of 1994. These increases are primarily attributable to spending for the development of the Company's new Aura-TM- desktop laser system which is being designed to facilitate surgical and dermatological procedures in an office or outpatient center and is scheduled to be available for sale early during the fourth quarter of 1995. As a percentage of net revenues, research and development expenses were 16% and 13% in the quarter and six months ended June 30, 1995, respectively, compared with 12% and 11% in the corresponding periods of 1994. These percentage increases relative to the prior year reflect both increased spending and decreased net revenues. The Company expects to continue to make significant investments in research and development during the balance of 1995 and beyond.

Selling, general and administrative expenses for the quarter and six months ended June 30, 1995 decreased by approximately 26% and 17%, respectively, compared to the same periods in 1994. The decrease in spending was due in part to lower direct selling expenses resulting from lower system sales as well as expense reduction measures put in place by the Company since June 30, 1994. Additionally, the Company recorded charges totaling approximately $0.30 million relating to the reduction of its capital equipment sales force and supporting
personnel in the quarter ended June 30, 1994.    As a percentage of revenues,
selling, general and administrative expenses are expected to remain at relatively high levels during 1995 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the six months ended June 30, 1995 and June 30, 1994 the Company recorded no income tax provision due to the net losses generated by its operations.

The Company anticipates that many of the market conditions which affected its performance during the first half of 1995 may continue to have an impact on sales trends for the next several quarters. In particular, the timing of orders and shipments affects quarterly results and there can be no certainty that revenue growth or profitability can be accomplished on a quarter by quarter basis, or otherwise.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of June 30, 1995 were $26.91 million and $6.62 million respectively, compared to assets and liabilities of $27.32 million and $6.42 million at December 31, 1994. Working capital decreased $1.82 million from $16.82 million at December 31, 1994 to $15.00 million at June 30, 1995 while cash, cash equivalents and short-term investments decreased $1.38 million during the period. The net decrease in cash, cash equivalents and short term investments was principally due to $1.67 million disbursed in connection with the Company's relationship with NWL together with a $1.95 million increase in inventories primarily due to procurement in preparation for the Company's introduction of its Aura system and, to a significantly lesser extent, finished goods inventory growth due to lower shipments. These uses of cash were partially offset by a $2.38 reduction in accounts receivable. The Company anticipates that future changes in cash and working capital will be dependent on the levels of its business.

At June 30, 1995 the Company had no material commitments for capital expenditures.

At June 30, 1995, cash, cash equivalents and short term investments amounted to approximately $5.22 million. The Company is in the process of negotiating a renewal of the $5.00 million revolving bank line of credit which expired July 1995 and under which no borrowings were outstanding at June 30, 1995. The Company anticipates that current cash resources, internally generated funds, capital leases and bank borrowings will be sufficient to meet anticipated operating needs at least for the next twelve months.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of shareholders was held on June 22, 1995.
     (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:


                                                                     PRESENT BUT
                                       FOR      WITHHELD   ABSTAINED  NOT VOTING
                                       ---      --------   ---------  ----------
          Herbert M. Dwight          6,302,700   117,035       0           0
          Benjamin L. Holmes         6,302,700   117,035       0           0
          E. Walter Lange            6,302,600   117,135       0           0
          Robert V. McCormick        6,301,200   118,535       0           0
          Rodney Perkins, M.D.       6,299,100   120,635       0           0
          Robert J. Pressley, Ph.D.  6,302,700   117,035       0           0

     (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                     PRESENT BUT
                                       FOR      WITHHELD   ABSTAINED  NOT VOTING
                                       ---      --------   ---------  ----------
          To authorize an           5,331,704    584,740    85,778     417,513
          amendment to the
          Company's 1994 Stock
          Option Plan to  increase the
          number of shares for issuance
          thereunder by 250,000 shares to
          an aggregate of 575,000 shares.

     (d) The other matter voted upon at the meeting and the results of that vote were as follows:

                                                                     PRESENT BUT
                                       FOR      WITHHELD   ABSTAINED  NOT VOTING
                                       ---      --------   ---------  ----------
          To ratify the appointment   6,334,219   44,460     41,056        0
          of  Ernst & Young LLP as
          the independent auditors for
          the Company for the Company
          for the fiscal year ending
          December 31, 1995.


ITEM 5.   OTHER ITEMS

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:  None
     (b)  Reports on Form 8-K:  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LASERSCOPE

                                   Registrant

                                   /s/ Thomas B. Boyd
                                   -----------------------------------
                                   Thomas B. Boyd
                                   Senior Vice President of
                                    Operations and Finance
                                     (Principal Financial Officer)


Date:  August 10, 1995