Form 10-Q
period 1995-09-30
LASERSCOPE
filed 1995-11-14
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934
              For the quarterly period ended September 30,1995 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934
              For the transition period from ______ to  ______

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

The number of shares of Registrant's common stock issued and outstanding as of October 31, 1995 was 7,015,915

This document consists of 17 pages of which this is page 1.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . .    3
  Item 1.  Condensed Consolidated Balance Sheet. . . . . . . . . . . . . .    3
           Condensed Consolidated Statement of Operations. . . . . . . . .    4
           Condensed Consolidated Statement of Cash Flows. . . . . . . . .    5
           Notes to Condensed Consolidated Financial Statements. . . . . .    6
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . .    7
           Results of Operations . . . . . . . . . . . . . . . . . . . . .    7
           Liquidity and Capital Resources . . . . . . . . . . . . . . . .    9

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .     10
  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .     10
  Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . .     10
  Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . .     10
  Item 4.  Submission of Matters to a Vote of Security Holders . . . . .     10
  Item 5.  Other Items . . . . . . . . . . . . . . . . . . . . . . . . .     10
  Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .     10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                      SEPTEMBER 30,    DECEMBER 31,
(thousands)                                                   1995            1994
------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .   $ 2,325         $ 4,604
  Short-term investments . . . . . . . . . . . . . . . .     1,019           1,998
  Accounts receivable, net . . . . . . . . . . . . . . .     4,940           8,066
  Inventories. . . . . . . . . . . . . . . . . . . . . .    10,731           7,512
  Other current assets . . . . . . . . . . . . . . . . .     1,088           1,038
                                                           -------         -------
        Total current assets . . . . . . . . . . . . . .    20,103          23,218


Property and equipment, net. . . . . . . . . . . . . . .     2,657           3,320
Other assets . . . . . . . . . . . . . . . . . . . . . .     2,393             783
                                                           -------         -------
        Total assets . . . . . . . . . . . . . . . . . .   $25,153         $27,321
                                                           -------         -------
                                                           -------         -------

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable . . . . . . . . . . . . . . . . . . . .   $ 1,401         $ 1,292
Accrued compensation . . . . . . . . . . . . . . . . . .     1,218           1,136
Other current liabilities. . . . . . . . . . . . . . . .     3,532           3,965
                                                           -------         -------
        Total current liabilities. . . . . . . . . . . .     6,151           6,393


Obligations under capital leases . . . . . . . . . . . .        19              27
Commitments and contingencies. . . . . . . . . . . . . .

Shareholders' equity:
  Common stock . . . . . . . . . . . . . . . . . . . . .    37,074          37,074
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (17,587)        (15,744)
  Translation adjustments. . . . . . . . . . . . . . . .      (255)           (180)
  Notes receivable from shareholders . . . . . . . . . .      (249)           (249)
                                                           -------         -------
  Total shareholders' equity . . . . . . . . . . . . . .    18,983          20,901
                                                           -------         -------
Total liabilities and shareholders' equity . . . . . . .   $25,153         $27,321
                                                           -------         -------
                                                           -------         -------

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                               SEPTEMBER 30,       SEPTEMBER 30,
(thousands except per share amounts)          1995      1994      1995      1994
--------------------------------------------------------------------------------
Net revenues . . . . . . . . . . . . . . . $ 7,048    $8,769   $23,142   $26,125
Cost of products and services sold . . . .   3,585     3,941    11,046    11,920
                                           -------    ------   -------   -------
Gross margin . . . . . . . . . . . . . . .   3,463     4,828    12,096    14,205
                                           -------    ------   -------   -------
Operating expenses:
  Research and development . . . . . . . .     986       829     3,025     2,763
  Selling, general and administrative. . .   3,798     3,918    11,164    12,823
                                           -------    ------   -------   -------
                                             4,784     4,747    14,189    15,586
                                           -------    ------   -------   -------
Operating income (loss). . . . . . . . . .  (1,321)       81    (2,093)   (1,381)
Interest and other income, net . . . . . .      62        97       250       179
                                           -------    ------   -------   -------
Income (loss) before income taxes. . . . .  (1,259)      178    (1,843)   (1,202)
Provision for income taxes . . . . . . . .       -         -         -         -
                                           -------    ------   -------   -------
Net income (loss). . . . . . . . . . . . . $(1,259)     $178   $(1,843)  $(1,202)
                                           -------    ------   -------   -------
                                           -------    ------   -------   -------
Net income (loss) per share. . . . . . . . $ (0.18)    $0.03    $(0.26)  $ (0.17)
                                           -------    ------   -------   -------
                                           -------    ------   -------   -------
Shares used in per share calculations. . .   7,015     6,952     6,994     6,941
                                           -------    ------   -------   -------
                                           -------    ------   -------   -------

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
(thousands)                                                    1995       1994
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(1,843)   $(1,202)
  Adjustments to reconcile net income to cash
    cash provided (used) by operating activities:
    Depreciation and amortization. . . . . . . . . . . . .    1,139      1,218
    Increase (decrease) from changes in:
     Accounts receivable . . . . . . . . . . . . . . . . .    3,126      1,395
     Inventories . . . . . . . . . . . . . . . . . . . . .   (3,219)      (596)
     Other current assets. . . . . . . . . . . . . . . . .      (50)      (547)
     Other assets. . . . . . . . . . . . . . . . . . . . .       71         69
     Accounts payable. . . . . . . . . . . . . . . . . . .      109       (873)
     Accrued compensation. . . . . . . . . . . . . . . . .       82         93
     Other current liabilities . . . . . . . . . . . . . .     (433)      (269)
                                                             ------     ------

Cash used by operating activities. . . . . . . . . . . . .   (1,018)      (712)
                                                             ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . . . . . . .     (476)    (1,369)
  Purchases of held-to-maturity investments. . . . . . . .        -     (2,009)
  Funding of agreement with NWL. . . . . . . . . . . . . .   (1,681)         -
  Maturities of  held-to-maturity investments. . . . . . .      979      2,025
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .      (75)         7
                                                             ------     ------

Cash used by investing activities. . . . . . . . . . . . .   (1,253)    (1,346)
                                                             ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on obligations under capital leases . . . . . .       (8)      (100)
  Proceeds on sale of common stock, net of
     payments on shareholder notes receivable. . . . . . .        -        499
                                                             ------     ------

Cash provided (used) by financing activities . . . . . . .       (8)       399
                                                             ------     ------

Decrease in cash and cash equivalents. . . . . . . . . . .   (2,279)    (1,659)
Cash and cash equivalents, beginning of period . . . . . .    4,604      6,117
                                                             ------     ------

Cash and cash equivalents, end of period . . . . . . . . .   $2,325     $4,458
                                                             ------     ------
                                                             ------     ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest. . . . . . . . . . . . . . . . . . . . . . .      $23         $5
     Income taxes. . . . . . . . . . . . . . . . . . . . .      $41        $50

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1994 included in the Company's annual report. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Inventory was comprised of the following:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                        1995           1994
                                                ---------------------------
     Sub-assemblies and purchased parts              $ 7,653         $4,996
     Finished goods                                    3,078          2,516
                                                     -------         ------
                                                     $10,731         $7,512
                                                     -------         ------
                                                     -------         ------

3. Net income (loss) per share is based upon the weighted average number of common and common equivalent shares of common stock outstanding.

4. The Company invests its excess cash in high-quality debt instruments. The Company considers cash equivalents to be financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Short-term investments consist of financial instruments with less than one year to maturity.

     At September 30, 1995 and December 31, 1994 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.73 million and $3.02 million, respectively. At September 30, 1995 and December 31, 1994 the Company's investment in short-term securities stated at amortized cost, which approximates their fair value, consisted of corporate debt securities of $1.02 million and $2.00 million, respectively.

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

Net revenues for the quarter and nine months ended September 30, 1995 were $7.05 million and $23.14 million, respectively. Compared to the corresponding quarter and nine months of 1994, these revenues decreased approximately 20% and 11%, respectively. These decreases were due principally to lower shipments of the Company's KTP/YAG Surgical Laser Systems, disposable supplies and instrumentation as well as lower sales of service.

Revenues from the sales of disposable supplies, instrumentation and service comprised approximately 66% of net revenues during the quarter ended September 30, 1995 compared to approximately 71% of net revenues for the same quarter in 1994. This decrease is due principally to lower shipments of the Company's disposable supplies and instrumentation. During the nine month period ended September 30, 1995 and the corresponding period in 1994, sales of disposable supplies, instrumentation and service comprised approximately 70% of net revenues.

The Company believes that continuing pressure to reduce health care costs in the United States has been and continues to be a factor which negatively impacts capital equipment procurement by its customers. The Company also believes that its net revenues during the quarter and nine months ended September 30, 1995 were negatively impacted by lower shipments of its disposable side-firing devices due to fewer laser prostate surgeries being performed during this period than during the corresponding period in 1994. This was caused principally by increased drug treatment for those patients with mild to moderate prostate disorders as well as adoption of electrosurgical techniques to perform prostate surgeries.

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

Gross margin as a percentage of net revenues for the quarter ended September 30, 1995 was 49.1% compared to 55.1% for the corresponding quarter in 1994. For the nine months ended September 30, 1995 gross margin as a percentage of net revenues was 52.3% compared to 54.4% in the corresponding period in 1994. The decreases during 1995 relative to the corresponding periods of 1994 are due to a combination of lower production volumes of its products, a higher mix of sales to independent international distributors, a lower net revenue mix of disposables and instrumentation relative to capital equipment and lower service margins . The Company expects that conditions which reduced gross margin as a percentage of net revenue during the quarter ended September 30, 1995 relative to the corresponding quarter of 1994 will exist for at least the remainder of 1995.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products, increased by approximately 19% in the third quarter of 1995 compared to the same quarter of 1994, and increased by 9% in the first nine months of 1995 compared to the first nine months of 1994. These increases are primarily attributable to spending for the development of the Company's new Aura-Trademark- desktop laser system which is being designed to facilitate surgical and dermatological procedures in an office or outpatient center and is scheduled to be available for sale during the fourth quarter of 1995. As a percentage of net revenues, research and development expenses were 14% and 13% in the quarter and nine months ended September 30, 1995, respectively, compared with 9% and 11% in the corresponding periods of 1994. These percentage increases relative to the prior year reflect both increased spending and decreased net revenues. The Company expects to continue to make significant investments in research and development during the balance of 1995 and beyond.

Selling, general and administrative expenses for the quarter and nine months ended September 30, 1995 decreased by approximately 3% and 13%, respectively, compared to the same periods in 1994. The decrease in spending was due in part to lower direct selling expenses resulting from lower domestic system sales as well as expense reduction measures put in place by the Company since June 30, 1994. Additionally, the Company recorded charges totaling approximately $0.20 million relating to potentially uncollectable accounts during the quarter ended
September 30, 1995.    As a percentage of revenues, selling, general and
administrative expenses are expected to remain at relatively high levels during 1995 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the nine months ended September 30, 1995 and September 30, 1994 the Company recorded no income tax provision due to the net losses generated by its operations.

The Company anticipates that many of the market conditions which affected its performance during the first nine months of 1995 may continue to have an impact on sales trends for the next several quarters. The timing of orders and shipments also affects quarterly results. There can be no certainty that revenue growth or profitability can be accomplished on a quarter by quarter basis, or otherwise. In response to these factors, in October 1995 the Company implemented further cost reduction measures including a reduction of its workforce. As a result of these actions, the Company will record non-recurring charges associated with severance pay and other costs of approximately $0.40 million in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of September 30, 1995 were $25.15 million and $6.17 million respectively, compared to assets and liabilities of $27.32 million and $6.42 million at December 31, 1994. Working capital decreased $2.87 million from $16.82 million at December 31, 1994 to $13.95 million at September 30, 1995 while cash, cash equivalents and short-term investments decreased $3.26 million during the period. The net decrease in cash, cash equivalents and short term investments was principally due to $1.67 million disbursed in connection with the Company's relationship with NWL together with a $3.22 million increase in inventories primarily due to procurement in preparation for the Company's introduction of its Aura system and, to a significantly lesser extent, finished goods inventory growth due to lower shipments. These uses of cash were partially offset by a $3.13 reduction in accounts receivable. The Company anticipates that future changes in cash and working capital will be dependent on the levels of its business.

At September 30, 1995 the Company had no material commitments for capital expenditures.

At September 30, 1995, cash, cash equivalents and short term investments amounted to approximately $3.34 million. The Company is in the process of negotiating a revolving bank line of credit to replace the $5.00 million line of credit which expired October 2, 1995 and under which no borrowings were outstanding at September 30, 1995. The Company anticipates that current cash resources, internally generated funds, capital leases and bank borrowings will be sufficient to meet anticipated operating needs at least for the next twelve months.

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

ITEM 2.   CHANGES IN SECURITIES
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

ITEM 5.   OTHER ITEMS
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit
     Number    Description
     ------    -----------
10.11H         Modification to Loan Agreement between the Registrant and Silicon
               Valley Bank dated August 1, 1995.

10.11I Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated September 22, 1995.

     (b)  Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LASERSCOPE

                                   Registrant

                                   /s/ Thomas B. Boyd
                                   ----------------------------------
                                   Thomas B. Boyd
                                   Senior Vice President of
                                    Operations and Finance
                                    (Principal Financial Officer)


Date:  November 14, 1995