Form 10-K
period 1995-12-31
LASERSCOPE
filed 1996-03-29
CIK 851737

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                       ---------------------------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from ___ to ___.

                           Commission file number: 0-18053
                                      LASERSCOPE
                (Exact name of Registrant as specified in its charter)

                   California                         77-0049527
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                  3052 Orchard Drive San Jose, California 95134-2011
                       (Address of principal executive offices)

          Registrant's telephone number, including area code: (408) 943-0636

                            -----------------------------

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:
                              Common Stock, no par value
                             Common Share Purchase Rights

                            -----------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,648,000 as of March 20, 1996, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,060,634 shares of Registrant's Common Stock issued and outstanding as of March 20, 1996.

                                INTRODUCTORY STATEMENT

Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements that are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the timely development and market acceptance of new products and surgical procedures, the impact of competitive products and pricing, the Company's ability to further expand into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration, and other risks detailed below and included from time to time in the Company's other SEC reports and press releases, copies of which are available from the Company upon request. The Company assumes no obligation to update any forward-looking statements contained herein.

References made in this Annual Report on Form 10-K to "Laserscope," the "Company" or the "Registrant" refer to Laserscope and its subsidiaries. The following Laserscope trademarks are mentioned in this Annual Report:
Laserscope, Dermastat, KTP/532 and Microbeam, registered trademarks of the Company; and Endostat, KTP/YAG, Microstat, KTP Disc Kit, Laparostat, SpineStat, ADD, ADDStat, LDD, Orion, Aura, SmartScan and StarPulse trademarks of the Company. Hexascan is a trademark of Prein and Partners. Photofrin is a registered trademark of American Cyanamid Company.

                                        PART I

ITEM 1.  BUSINESS

Laserscope-Registered Trademark- designs, manufactures and markets on a worldwide basis surgical, dermatologic and therapeutic laser systems and related surgical instrumentation and disposable supplies and accessories. The Company's laser systems employ laser technology based on potassium titanyl phosphate (KTP) crystalline material and enable the physician to cut, coagulate and vaporize tissue in a wide variety of applications and procedures. The Company's laser systems also enable the surgeon to operate in contact or in near-contact with tissue, depending on the desired surgical effect. Laserscope's laser systems are especially well suited for minimally invasive surgery, which reduces bleeding, postoperative pain and recovery time as compared to conventional surgery.

The Company shipped its first KTP/532-Registered Trademark- Surgical Laser System in 1984. In 1989, the Company introduced the KTP/YAG-TM- laser system combining its KTP laser with an additional module that allows the physician to choose between the KTP wavelength of 532 nanometers and the neodymium yttrium-aluminum garnet (Nd:YAG) wavelength of 1,064 nanometers. The surgeon can select the KTP beam for precise surgical effects with minimal damage to surrounding tissue or for microscopic applications. Simply by pressing a button, the surgeon can switch virtually instantaneously to the Nd:YAG beam for increased coagulation and greater tissue penetration when desired. In 1991, the Company introduced the "XP" module that permits the laser systems to generate higher levels of laser energy. In 1994, the Company introduced the "Orion-TM-" models of its KTP/532 and KTP/ YAG lasers. The Orions are smaller, lower priced, lower power versions of its KTP/532 and KTP/YAG lasers designed primarily for physician office applications and the international marketplace. In 1995, the Company introduce the "Aura-TM-" models of its KTP/532 lasers. The Aura is a compact , desk top size laser designed for use in the offices of dermatologists, aesthetic and ear nose and throat surgeons. The Company's laser systems are modular in nature and can be upgraded to provide additional functionality and value to the customer.

The Company's photodynamic therapy (PDT) dye laser module is currently used in conjunction with its KTP/532 system to deliver specific wavelengths to activate photosensitizing drugs in the treatment of advanced esophageal cancer. This investigational modality has received limited regulatory approval in Canada, Europe, Japan, and the United States. The process to obtain additional approvals may take several years and there is no assurance that the approvals will ever be granted

Laserscope markets its products in the United States to hospitals, outpatient surgical clinics and individual physician offices exclusively through its direct sales force. The Company has established direct marketing and support subsidiaries in the United Kingdom and in France, and has established distributor relationships in several other countries. From inception through December 31, 1995, the Company has sold approximately 1,600 laser systems.

SURGICAL LASER DEVELOPMENT

In recent years, cost containment and quality of care in the health care industry have become increasingly important issues among health care providers and government and private payers. These issues have been especially important in surgery, leading to development and increased use of new techniques and technologies. The result has been more efficient surgical procedures, greater use of outpatient surgery, reduced hospital confinement and reduced time away from the workplace.

The Company believes that these trends have created increased opportunities for the use of laser surgery, especially in connection with less invasive, less traumatic surgical procedures. These procedures include endoscopy and laparoscopy, in which a small-diameter tube and an optical instrument are inserted into the body through natural openings or small incisions. When used in laser surgery, an optical fiber delivers the laser energy through the endoscope to cut, coagulate or vaporize tissue. Endoscopic surgery is replacing certain conventional open surgical procedures, which more often entail general anesthesia, an extended hospital stay, extended time away from work and the greater risks attendant to blood loss.

Certain types of lasers can also be used in microsurgery, in which a microscope is used to view the surgical field. With a device known as a micromanipulator, the laser beam can be focused and controlled more precisely than conventional surgical instruments.

The Company believes that lasers are currently used only in a small percentage of those procedures in which they may provide an advantage over conventional methods. Although surgeons practicing in certain specialties, such as gynecology, otolaryngology, urology, dermatology and ophthalmology, have adopted lasers for many procedures, other specialties such as general surgery, aesthetic surgery, orthopaedic and disk surgery may offer great potential but have not been developed fully. Adoption increased in 1990 in general surgery principally for laparoscopic cholecystectomy (gall bladder removal). During 1991, however, many physicians who had initially used lasers for laparoscopic general surgery reverted to conventional surgical tools and laser use for these applications declined. The Company believes that the past limitations of medical laser technology the lack of clinical training and the high cost of lasers are among the factors that have prevented widespread acceptance of laser surgery to date. To the extent that sufficient potential customers do not adopt lasers for use in surgical applications or do not accept the Company's laser products for those applications, a broad market for the Company's laser products may not develop.

In 1993 the Company began to explore the use of KTP/532 in the areas dermatology and aesthetic surgery. These practitioners perform their services principally in a non-hospital environment and deal with clientele who are direct payers. This market has shown historical growth and could provide opportunities for the Company provided its products are accepted. The Company's Orion and Aura systems were specifically designed for this market.

In the 1960's and 1970's, argon gas lasers were adopted for ophthalmic and dermatological procedures. In the 1980's, carbon dioxide (C0(2)) lasers were employed in surgery and they are currently used in a wide variety of procedures.

Lasers using neodymium yttrium-aluminum garnet (Nd:YAG) crystals were introduced to the surgical laser market in the early 1980's. While the Nd:YAG beam may be delivered through an optical fiber and is very effective for endoscopic coagulation, it cannot be used safely for cutting and vaporizing because it may penetrate too deeply. In an attempt to address this critical limitation, sapphire tips have been developed that can be attached to the end of the optical fiber. Nd:YAG lasers can also be used with sharpened, or sculptured fibers. These fibers are brought to a sharp point.

Laserscope has developed a surgical laser system that it believes overcomes many limitations of previous systems. The Company's system can effectively cut, coagulate and vaporize tissue, and was developed specifically for use in surgery. The wavelength of the Laserscope KTP/532 laser (532 nanometers) can be used in a dry field or a fluid environment; therefore, it is well suited for most surgical procedures. The beam is visible, which allows for precise aiming, and may be delivered fiberoptically through an endoscope with a handpiece, with a micromanipulator or with a specialized dermatology scanner. The KTP beam can be used in contact or in near-contact with tissue. Further, these systems can optionally be equipped with Nd:YAG capability to enhance coagulation and tissue penetration where appropriate. The Company believes that these factors provide a high degree of versatility and clinical utility to customers.

PHOTODYNAMIC THERAPY (PDT)

Photodynamic therapy is a diagnostic and treatment modality which utilizes a drug which is photoactivated by laser irradiation. Patients are injected with a photosensitizing drug. A period of 24 to 72 hours elapses to allow time for absorption of the drug by malignant tissues or other abnormal cells and elimination of the drug from normal tissues and blood serum. Tumor tissue or serum products are then exposed directly to laser light for the purpose of detecting or destroying abnormal cells. This treatment modality has the advantage of displaying some degree of selectivity in killing abnormal cells.

Photodynamic therapy has been under investigation for over ten years. However, recently, a number of drug companies in North America and Europe have intensified their efforts to obtain regulatory clearances for this treatment modality which have been granted for limited applications in the United States, Canada, Europe and Japan. In February 1994, the Company entered into a cooperative distribution, development and marketing agreement with QLT Therapeutics, Inc. (formerly QuadraLogic Technologies, Inc.) of Vancouver, Canada, a leader in photosensitizer drug development for PDT.

LASERSCOPE PRODUCTS

Laserscope sells both KTP/532 and YAG/1064 Surgical Laser Systems and also the dual wavelength KTP/YAG Surgical Laser System, which provides both KTP and Nd:YAG wavelength capability in a single system. All these systems are mobile and are designed to be modular and upgradeable in nature. The
Company's base systems are the KTP/532 fiber optic laser that delivers KTP laser energy through a disposable fiber optic and the YAG/1064 laser that provides similar capability with the Nd:Yag wavelength. Additional modules are also available. First, dual wavelength capability may be added to provide a KTP/YAG Surgical Laser System. Second, alternative nonfiber optic delivery capability may be added to enable laser energy to be delivered through a microscope adapter (for use primarily in ear, nose and throat applications and neurosurgery), or through either a Dermastat-Registered Trademark- or Hexascan-TM- delivery system (for use in dermatology). Third, higher laser power is available through the 'XP' module introduced in 1991. The Orion models of the Company's KTP/532 and KTP/YAG Surgical Laser Systems, which are available in two power levels, and the Aura models of the Company's KTP/532 Surgical Laser Systems are lower priced, lower maximum power capability units which have similar features to the higher powered systems and also include the ability to employ the Company's SmartScan-TM- scanning device with StarPulse-TM- for dermatological applications. The Series 600 Dye Laser Module, which is pumped by the KTP/532 laser system was introduced in 1992 for applications in photodynamic therapy. This system provides the highest powers currently available for the photoactivation of PDT drugs.

The Company also sells a line of delivery systems, disposable supplies, instrumentation and other accessories. As the Company's installed base of Surgical Laser Systems has continued to increase, revenue from sales of these items has become an increasingly important component of the Company's overall business.

The Company's KTP/532 Surgical Laser System utilizes a KTP crystal to produce a high-power visible green surgical beam. Delivered through an optical fiber, this beam can cut, coagulate or vaporize by adjusting the power, spot size and proximity to the tissue. The system can be used either in direct contact or in near-contact with tissue with the Company's disposable Endostat-TM- fibers. The system can also be used in contact with tissue with the Company's Disposable Sculptured Endostat fibers. The KTP/532 laser offers a high degree of surgical precision. Target accuracy and exact spot size allow for minimal disruption of normal tissue. In addition, the beam is highly absorbed in blood and pigment, but passes safely through clear fluids, allowing surgery in most areas of the body.

The KTP/532 system may be used with either a hand-held fiberoptic delivery system, an endoscopic delivery system for minimally invasive surgery, with a special microscopic adapter for microscopic surgery, with a scanning device for use in dermatology or, with procedure-specific kits such as the KTP Disc Kit-TM-and the Angled Delivery Device (ADD-TM-). The computerized laser system includes a video display that provides instruction during each step of setup and laser operation. The KTP/532 laser is field upgradeable so that new software and delivery devices can be added easily to meet users' needs. In addition, current models of the KTP/532 system are based on a modular design approach that allows them to be upgraded in the field to include Nd:YAG capability and/or to provide higher power levels.

In 1989, the Company began shipping the KTP/YAG dual wavelength laser system, consisting of the KTP/532 Surgical Laser System and an additional Nd:YAG module that allows the physician, using the same optical fiber, to switch between the KTP wavelength and the Nd:YAG wavelength simply by pressing a button. The KTP/532 wavelength can be selected for procedures requiring precise surgical effects with minimal damage to surrounding tissue or microscopic applications. The Nd:YAG beam can be used to provide superior coagulation effects and greater tissue penetration when appropriate. The selected wavelength is indicated clearly on the video display.

Laserscope offers a broad line of surgical instrumentation, disposables, kits and other accessories for use with its surgical laser systems. These include disposable fibers, disposable sculptured fibers, disposable coaxial fibers, handpieces, microscope adapters, eye safety filters, safety glasses and goggles, smoke evacuators and related disposable supplies, irrigation and aspiration devices, a procedure-specific kit for lumbar disc decompression and the Hexascan and Smartscan scanners for controlled laser delivery in dermatology.

In 1992, the Company introduced a product called the Angled Delivery Device (ADD-TM-). The ADD product is used to deliver KTP or YAG laser energy at an angle, making it ideal for cutting, coagulation and vaporizing tissue in difficult to reach cylindrical cavities. In 1994, the Company introduced the next generation ADDStat-TM- which is more flexible than the ADD, allowing the surgeon greater ease of use. These devices have applications in urology as well as other specialties.

The Company's disposable Endostat optical fibers are available in different lengths and diameters for different surgical applications and preferences. The Company's wide variety of Microstat-TM- handpieces, which are used to hold and aim the optical fiber, give the surgeon the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

APPLICATIONS

Through December 31, 1995, the Company had obtained marketing clearances from the U.S. Food and Drug Administration (FDA) through the Premarket Notification (510(K)) process for its KTP/532 Surgical Laser System for a broad range of applications in dermatology, plastic surgery, ear, nose, and throat surgery, gastroenterology, general surgery, thoracic surgery, gynecology, neurosurgery, ophthalmology, urology, and disc surgery. In all cases, the clearance applies to both the base KTP/532 system and the "XP" module.

Laserscope's Nd:YAG module has marketing clearances for coagulating and vaporizing in contact or non-contact with tissue for applications in gynecology, ear, nose and throat surgery, urology, neurosurgery, gastroenterology, general surgery, dermatology, plastic surgery, orthopedic surgery, thoracic surgery, oculoplastics and pulmonary surgery.

Laserscope's 600 Series Dye Module has been cleared in Canada for use with Photofrin-Registered Trademark- for treatment of recurrent superficial papillary bladder cancer and in the Netherlands for use with Photofrin for treatment of esophageal and lung cancer and in the United States for the palliation of esophageal cancer. It is under investigation for other applications and the Company is seeking further regulatory approvals in the United States, other European countries and Japan.

Laserscope believes that increased awareness of both the benefits of laser surgery and the drawbacks of conventional surgery is one of the most important factors in expanding the market for its laser and laser-based products. As a result, the Company has designed its marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety and cost-effectiveness of its surgical laser systems.

Laserscope promotes its products through trade shows and exhibits covering most of the surgical specialties, medical journal advertising and direct mailings. The Company supports and participates in a substantial number of workshops and seminars. The workshops usually include a demonstration of the Company's laser systems and provide surgeons with direct experience using the Company's products. Another important source of product promotion comes from referrals within the medical community.

Laserscope markets its products to large teaching hospitals, small community hospitals, free-standing outpatient surgery centers and individual physician offices throughout the United States. The Company concentrates its marketing efforts for its laser products on high volume surgical procedures where conventional surgical techniques can be readily replaced by laser surgery. As with many types of advanced medical equipment, the sales cycle for the Company's laser systems is relatively long, frequently lasting several months from initial sales call to receipt of a purchase order. In the case of hospitals, the decision to purchase the Company's laser systems is typically made by a committee consisting of health care professionals and hospital administrators. This decision process makes breadth of applications and versatility of products important issues.

The Company's U.S. sales efforts are managed by the Vice President of Marketing and Sales. The sales organization includes a laser sales force that addresses the hospital-based market and the office based dermatology/ plastic surgery market for laser systems. In addition, the Company has an accessory sales force that both provide educational support and sell the Company's surgical instrumentation, disposable supplies and accessories. Finally, the Company has an in-house Customer Response Center which provides clinical assistance to users on the application of the Company's products.

The Company has made a significant investment in building its direct sales organization within the United States. At December 31, 1995, the Company's direct sales force included approximately 16 people. Each of these individuals is experienced in the sale of medical products, and each is compensated on a salary plus commission basis. Laserscope believes that its own employees can develop more productive and permanent relationships with customers than can independent representatives or distributor organizations.

INTERNATIONAL SALES

Through December 31, 1995, most of the Company's revenues have been generated from customers located in the United States. However, during the past five years the Company has increased its sales efforts into international markets and during 1991 obtained necessary regulatory clearances of certain overseas markets including Japan. Sales outside the United States generated approximately twenty three of the Company's revenues in 1995, seventeen percent in 1994, and thirteen percent in 1993. The Company's sales outside the U.S. are subject to certain risks common to all export activities, such as governmental regulation, export license requirements and the risk of imposition of tariffs or other trade barriers.

In Europe, the Company has direct sales and service operations in the U.K. and in France and currently has or is seeking distributor relationships in the rest of Europe. The Company established its U.K. subsidiary in 1989 and its French subsidiary in 1993. Both these subsidiaries market and support the Company's laser products directly to the local markets and support the management of European distributor relationships. During 1992, the Company terminated its agreement with its former principal European distributor and is seeking new distributor relationships on a country-by-country basis. To date distribution agreements are in place for Germany, Switzerland, Austria, Portugal, Sweden, Norway, Denmark, and Greece. In Pacific Rim countries, distributors or agents have been appointed to sell and service the Company's products in Australia, China, Korea, Singapore, Taiwan, Thailand, Indonesia and Malaysia. The Company also has distributors in Saudi Arabia and Turkey. Under terms of the Company's standard distribution agreement, these distributors cannot sell products offered by the Company's competitors.

In March 1990, the Company entered into a multi-year agreement with Hoya Corporation (Hoya) of Japan for the exclusive distribution of the Company's laser products in Japan. Since 1990, Hoya has been responsible for obtaining the required approvals from the Japanese Authorities for new products as well as
participating in clinical studies of new applications.   Approval was received
from the Japanese Ministry of Health and Welfare in December 1991 for the importation of certain of the Company's lasers and delivery devices into Japan. In 1993, Hoya obtained approvals for the Company's Angled Delivery Device. In 1995, Hoya also obtained approvals for the Company's ADDStat Device and Orion laser system.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a current minority equity position in NWL and an option to purchase all of the ownership interests in NWL. These assets are carried at cost. If the Company does not exercise its option to purchase NWL by June 1997, there will be no reimbursement of the Company's investment and the Company's equity position will be relinquished. If the Company exercises its option, the remaining purchase price will be paid over three and one half years from the exercise date. As of December 31,1995 the Company believes that it will exercise its purchase option.

Sales to International markets in 1995, 1994 and 1993 accounted for approximately 23%, 17% and 13%, respectively, of the Company's net sales. The Company expects that international sales will continue to represent a significant percentage of net sales. The Company desires to continue to expand its operations outside of the United States and to enter additional international markets, which will require significant management attention and financial resources and subject the Company further to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

INSTALLATION, SERVICE AND SUPPORT

A direct field service organization provides installation and service for the Company's products. The Company generally provides a 12-month warranty on its laser systems. After the warranty period, maintenance support is provided on a variety of service contract bases or on an individual call basis. In November 1991, the Company announced a "99% Uptime Guarantee" related to 800 series laser systems shipped after November 1, 1991. This guarantee has also been given for Orion laser systems. Under provisions of this guarantee, the Company extends the term of the related warranty or contract if specified system uptime levels are not maintained. The Company's experience to date under this program has exceeded 99% uptime.

RESEARCH AND DEVELOPMENT

The Company operates in an industry that is subject to rapid technological changes and its ability to remain competitive depends on, among other things, its ability to anticipate such change. As a result, the Company has devoted and will continue to devote substantial resources to research and development. Laserscope's current research and development programs are directed toward the development of new products and enhancements to existing laser, instrumentation and disposable products. Much of the Company's laser product development efforts have built on the earlier basic research of Du Pont related to the KTP crystal. A major element of the Company's current product development effort is related to instrumentation and disposable products. Expenditures for research and development were approximately $3.8 million, $3.6 million, and $4.0 million and in 1995, 1994 and 1993, respectively. The Company's research and development staff numbered 23 full time employees at December 31, 1995.

No assurance can be given that the Company will be successful in designing, manufacturing or selling its enhanced or new products in a timely manner. Nor can any assurance be given that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on the Company's competitive position.

MANUFACTURING

Laserscope manufactures its own components and subassemblies only when it can add significant value by doing so or when the devices have strong proprietary design content. Accordingly, the Company manufactures the laser resonators used in its laser systems, the system chassis and certain accessories. The Company's laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to the Company's designs and specifications by outside vendors. The Company believes that it has sufficient manufacturing capacity in its present facilities to support current operations at least through the end of 1996.

In addition to its laser manufacturing capability, the Company established an expanded production facility for certain of its disposable products during 1992. The Company's Endostat fibers, KTP Disc Kit, and Angled Delivery Devices(ADD and ADDStat) are manufactured in this facility.

Certain of the components used in the Company's products, including KTP crystals, molded and cast components, power supplies, and certain optical components, are purchased from single sources. While the Company believes that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect the Company. KTP crystals are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, if the supply of crystals from the present supplier were interrupted there could be an adverse effect on the Company's business and results of operations.

COMPETITION

The Medical laser market is highly competitive. The ability of the Company to compete effectively depends on such factors as market acceptance of its laser systems, product performance and price, customer support, and success and timing of new product development by the Company and its competitors. Some of the Company's current and prospective competitors have or may have significantly greater financial, technical, manufacturing and marketing resources than the Company.

Laserscope competes in the nonophthalmic surgical segment of the worldwide medical laser market, in which lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. A large number of companies have entered the surgical laser market over the past several years, certain of which have significantly greater financial and other resources than the Company. Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty and lithotripsy. To the extent that their products compete for the same capital equipment funds, these manufacturers may be deemed to compete with the Company. More generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies.

The Company believes that the primary competitive factors within the surgical laser market are the breadth of surgical capabilities provided by surgical lasers, the level of customer service and support, safety and price. Laserscope believes that its KTP/532, YAG/1064 and KTP/YAG dual wavelength systems deliver a broader range of surgical capabilities than competing systems and that it has an effective customer support program. The Company also believes that its laser products offer more versatility than systems offered by its primary competitors, because of the dual wavelength feature of the KTP/YAG system, the modular design of the Company's laser systems, the ability to deliver laser energy via optical fibers, a micromanipulator or via other delivery devices such as the Dermastat, Hexascan and Smartscan devices, and the ability to operate either in contact or in near contact with tissue. The Company believes that these features, as well as the broad range of power capabilities from its high power, 800 series laser with XP to its lowest power Aura, position its laser systems to have price/performance flexibility.

PATENTS AND LICENSES

While the Company believes the patents that it has and for which it has applied are of value, other factors are of greater competitive importance. The Company holds several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, the laser resonator and the connector used to attach disposable and reusable instrumentation to the Company's laser systems.

In 1986, the Company acquired a license under certain United States patents from Du Pont relating to KTP and related crystalline material used in the Company's laser systems for $270,000. The license was exclusive for IN VIVO diagnostic and therapeutic applications of KTP material. Although the license has a 15-year term expiring in 2001, the principal patent licensed under this agreement expired in April 1993. Accordingly, the use by competitors of a key component in the Company's surgical laser systems has not been prohibited since the expiration date. Under the terms of the Company's license, the Company is required to achieve certain minimum sales of systems using KTP material to maintain the license. In addition, Du Pont has sole discretion whether or not to enforce the license against infringers. While the Company believes that it has developed proprietary technology that will be difficult for competitors to replicate without substantial time and expense, and while additional patents have issued or have been applied for by the Company, there can be no assurance that others will not develop substantially equivalent proprietary technology or otherwise obtain access to the Company's know-how.

In February 1989, the Company entered into a license agreement with Patlex Corporation (Patlex) for a license under the basic laser patents issued to Mr. Gordon Gould, for whom Patlex is the exclusive licensing agent. The license requires the Company to pay a royalty based on the net sales price of components covered by the Gould patents. The Company believes that royalty payments due under this agreement have not been and are not expected to be material to the Company's results of operations. The Company believes that substantially all of its competitors have also entered into license agreements with Patlex.

In April 1992, the Company entered into an exclusive, worldwide, license agreement with PDT, Inc. (PDTI) for licenses under the dye laser patents issued to PDTI. The licenses, which expire in April 1999, allow the Company to sublicense, manufacture, have manufactured, use, lease and sell the dye laser. Under the terms of the agreement, PDTI retains ownership of the intellectual property licensed to the Company under the agreement and has the right to manufacture, have manufactured, use, lease, and sell the dye laser for use in photodynamic therapy with PDTI photodynamic drugs. To acquire the licenses, the Company paid PDTI $400,000 and provided PDTI certain laser equipment. Under the terms of the license, the Company must pay a royalty to PDTI based on the net sales price of Dye Lasers sold by the Company. The agreement sets forth certain minimum sales levels for PDT dye lasers which become effective when there is final regulatory approval with respect to a photodynamic drug in a major photodynamic therapy market. Japan and the United States qualify as major photodynamic therapy markets and such approvals were granted during 1995.

GOVERNMENT REGULATION

Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of the Company's products and in the Company's ongoing research and development activities.

The Company and its products are regulated by the FDA under statutory authorities, including the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the Radiation Control for Health and Safety Act.

The FDC Act provides two basic review procedures for medical devices. Certain products may qualify for a Section 510(k) ("510(k)") procedure under which the manufacturer gives the FDA premarket notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is "substantially equivalent" to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption ("IDE") granted by the FDA allowing human clinical studies.

If the product does not qualify for the 510(k) procedure, the manufacturer must file a premarket approval application ("PMA") based on testing intended to demonstrate that the product is both safe and effective. The PMA requires more extensive clinical testing than the 510(k) procedure and generally involves a significantly longer FDA review process. Approval of a PMA allowing commercial sale of a product requires preclinical laboratory and animal tests and human clinical studies conducted under an IDE establishing safety and effectiveness. Generally, because of the amount of information required, the 510(k) procedure takes less time than the PMA procedure.

To date, all of the Company's products (except for the 600 Series Dye Module) have been marketed through the 510(k) procedure. Future applications, however, may require clearance through the PMA procedure. There can be no assurance that such marketing clearances can be obtained on a timely basis. Delays in receiving such clearances could have a significant adverse impact on the Company. The FDA may also require post-market testing and surveillance programs to monitor certain products.

Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change. The European community is in the process of developing a new approach to the regulation of medical products which may significantly change how medical devices are marketed in those countries within the next several years. In February 1996, the Company achieved ISO 9001 and CE Mark registration in anticipation of this approach.

The Company is also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services, as a medical device manufacturer. The Company is inspected on a routine basis by both the FDA and the State of California for compliance with the FDA's Current Good Manufacturing Practice regulations. Those regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing, testing, and quality control activities. If violations of applicable regulations are noted during these inspections, the continued marketing of any products manufactured by the Company may be adversely affected.

In addition, the Company's laser products are covered by a performance standard for laser products set forth in FDA regulations. The laser performance standard imposes certain specific record keeping, reporting, product testing, and product labeling requirements on the Company. These requirements also include affixing warning labels to the Company's laser systems, as well as the incorporation of certain safety features in the design of the Company's products. The Company believes that it is in material compliance with all of these requirements.

In 1983, regulations were adopted under the Medicare program for the reimbursement of health care costs based on Diagnostic Related Groups (DRGs). The DRG regulations limit the dollar amount that a hospital may be reimbursed depending on the nature of the diagnosis. This provides an incentive for the hospital to treat a patient in the most cost-effective manner since the reimbursement will be fixed, regardless of how much it costs the hospital to provide the treatment. Changes in DRG regulations, such as those relating to reimbursement of capital equipment costs, could have an adverse effect on the Company. These regulations also influence reimbursements by private insurance companies. Changes in insurance coverage could impact such reimbursements and thereby adversely affect future sales of the Company's products.

Complying with applicable governmental regulations and obtaining necessary clearances or approvals can be time consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of the Company's products. The Company also cannot predict the extent or impact of future legislation or regulations.

During the past four years, there has been substantial debate in the political arena related to prospective changes in the U.S. healthcare system. Cost containment is a major element of these policy reviews and to the extent that new policies and practices curtail hospital capital equipment and supplies procurement patterns or dictate which surgical procedures will be covered by applicable insurance or government funded or subsidized programs, this could have a negative impact on the Company.

The Company is also subject to regulation under federal and state laws regarding, among other things, occupational safety, the use and handling of hazardous materials and protection of the environment. The Company believes that it is in material compliance with these requirements.

PRODUCT LIABILITY EXPOSURE

The business of the Company entails the risk of product liability claims. The Company has experienced product liability claims from time to time, which it believes are ordinary for its business. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that these actions will not ultimately have a material adverse impact on the Company's financial position or results of operations. At present, the Company maintains product liability insurance on a "claims made" basis with coverage of $10,000,000 in the aggregate and a deductible of $100,000 per occurrence and an annual maximum aggregate deductible of $500,000. There is no assurance that such insurance will be available at a reasonable cost, if at all, in the future, nor can there be any assurance that other claims will not be brought against the Company which would exceed applicable insurance coverage.

EMPLOYEES

At December 31, 1995, the Company had 174 full-time employees. Of these employees, 21 were engaged in research and development, 50 in manufacturing and quality assurance, 78 in sales, marketing and customer service and 25 in administration. The Company believes that it maintains competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain such personnel. The loss or failure to recruit key personnel could have a materially adverse effect on the Company. The Company is not a party to any collective bargaining agreements and considers its relations with its employees to be good.

FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE

A number of factors affect the Company's financial results and stock price, especially on a quarterly basis. One such factor is timing of shipments. The Company's laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on the Company's results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause quarterly results to fall short of anticipated levels. Another related factor is the timing of orders. To the extent orders are received by the Company near the end of a quarter, the Company may not be able to fulfill the order during the balance of that same quarter. In addition, the Company typically receives a disproportionate percentage of its orders toward the end of each quarter. To the extent that anticipated orders are not received or are delayed beyond the end of the applicable quarter, the Company's revenues may be adversely affected and the Company's revenues may be unpredictable from quarter to quarter. Further, there can be no assurance that revenue growth or profitability on a quarterly or annual basis will be accomplished.

The market price of the Company's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company, such as quarterly fluctuations in the Company's financial results, changes in analysts' estimates of future results, changes in investors' perceptions of the Company or the announcement of new or enhanced products by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by general conditions in the medical equipment industry or conditions in the financial markets generally.

EXECUTIVE OFFICERS OF THE COMPANY
The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1995:

      Name              Age       Position
--------------------    ---   ---------------------

Benjamin L. Holmes.. . . 61   Chairman of the Board and Director
Robert V. McCormick. . . 51   President, Chief Executive Officer and Director
Thomas B. Boyd . . . . . 49   Senior Vice President of Operations and Finance
Roy Fiebiger . . . . . . 41   Vice President of Marketing and Sales
Bonnie Jones . . . . . . 47   Vice President of Human Resources
Dennis LaLumandiere. . . 42   Vice President of Finance and Chief Financial
                                Officer
Benjamin L. Holmes has been a director of the Company since January 1992 and was appointed Chairman of the Board of Directors in June 1992. Mr. Holmes was General Manager of the Medical Products Group of Hewlett-Packard Company ("HP") from 1983, and a Vice President of HP, from 1985 until his retirement in October 1995. Mr. Holmes is a member of the Board of Directors of Project HOPE and the Massachusetts High Technology Council. He is also a member of the Massachusetts Governor's Council on Economic Growth and Technology, Commissioner of the Massachusetts Universal Health Care Commission, and a member of the Board on
Health Care Service, Institute of Medicine, National Academy of Sciences.   He
is also Past Chairman of the Board of Directors of the Health Industry Manufacturers Association (HIMA).

Robert V. McCormick has been President of the Company since December 1991 and Chief Executive Officer since July 1992. Between December 1991 and July 1992 he also served as the Company's Chief Operating Officer. He has been a director of the Company since July 1992. Mr. McCormick also served as the Company's Senior Vice President of Marketing and Field Operations from April 1991 to December 1991. Mr. McCormick was employed by Acuson Corporation, a manufacturer of medical imaging equipment, from 1983 to April 1991 in a variety of sales and marketing executive positions culminating as Vice President of Marketing and Field Operations.

Thomas B. Boyd was hired as Senior Vice President of Operations and Finance in April 1994. Prior to joining Laserscope, from January 1992 to March 1994, Mr. Boyd was Vice President of Operations for American Safety Razor (ASR) Co., a consumer and medical products company. From August 1975 to December 1991 he was employed by Baxter Healthcare Corporation, an international manufacturer and distributor of healthcare products, in various financial and operations management positions including Vice President of Manufacturing from September 1989 to December 1991.

Roy Fiebiger was hired as Vice President of Marketing in September 1995 and was promoted to Vice President of Marketing and Sales in November 1995. Prior to his employment with Laserscope, from November 1994 to August 1995, Mr. Fiebiger was President and Chief Executive Officer of EnVision Surgical Systems, a private, development stage medical device company. From April 1991 to October 1994, Mr. Fiebiger was Executive Vice President and Chief Operating Officer for Norian Corporation, a development stage medical device company, and from August 1984 to March 1991 he was Vice President of Sales and Marketing for Techmedica, a medical device company.

Bonnie Jones has been employed with the Company since November 1988 when she was hired as Laserscope's first Personnel Manager. She was promoted to Director of Personnel in June 1991 and Vice President of Human Resources in June 1993.
Prior to working for the Company, she was as an independent consultant for various companies and Director of Personnel for Humphrey Instruments, an ophthalmic instruments company. Ms. Jones worked at Humphrey from 1982 through 1987.

Dennis LaLumandiere has been employed with the Company since September 1989 when he was hired as Laserscope's Corporate Controller. He was promoted to Vice President of Finance in February 1995 and appointed Chief Financial Officer in February 1996. Prior to working for the Company, he held various financial and operations management positions at Raychem Corporation, a multinational materials science company. Mr. LaLumandiere was employed by Raychem from 1983 to 1989.

ITEM 2.  PROPERTIES

The Company leases three buildings aggregating approximately 91,000 square feet in San Jose, California under leases expiring in February 2001. The Company has options to extend the leases at the then-current market rates. These facilities house the Company's research and development and manufacturing operations as well as the Company's principal sales, marketing, service and administrative offices. During 1990, the Company leased additional space to accommodate the manufacture of certain accessories and disposables and to increase production capacity for its laser systems. During the past three years shipments of the Company's laser systems declined from the levels of 1990 and, accordingly, the Company has production capacity in excess of its current shipment level. During 1992, the production of certain disposable products, previously performed by an outside vendor, was brought in house to utilize more fully the Company's capacity. The Company believes that these facilities are suitable for its current operations and are adequate to support those operations at least through the end of 1995. The Company has also leased small offices in the United Kingdom and France where the Company's local sales and marketing staffs are based.

ITEM 3.  LEGAL PROCEEDINGS

On January 6, 1995, Xintec Corporation (Xintec) filed an action against Laserscope in the United States District Court for the Northern District of California, alleging intentional interference with economic advantage, negligent interference with economic advantage, slander of title, trade liable and antitrust violations all in connection with Xintec's right to repair the Company's delivery systems and to distribute Xintec's multi-use connector adapter and optical fibers, and seeking among other things, declaratory relief (including a declaration of noninfringement) and money damages for alleged business torts. Laserscope filed its answer and counterclaim on February 17, 1995. The Company has counterclaimed as to patent infringement, unfair competition, contractual relations, prospective economic advantage and conversion. Upon completion of informal discovery, the parties agreed not to pursue the litigation and a Stipulation of Dismissal (without prejudice) was filed on October 24, 1995.

The Company is a party to various legal proceedings arising in the normal course of its business. These actions may include product liability and employee-related issues. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse impact on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                       PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of December 31, 1995 the Company had approximately 1,000 shareholders of record.

The following table shows the Company's high and low selling prices for the years ended December 31, 1995 and December 31, 1994 as reported by Nasdaq:


                                   1995
                    ---------------------------------------
                           High bid        Low Bid
                           --------        -------

    First Quarter          $ 4 3/8        $ 3 1/2
    Second Quarter         $ 4 1/2        $ 3 3/8
    Third Quarter          $ 5 1/8        $ 3 1/4
    Fourth Quarter         $ 4            $ 1 1/2


                                    1994
                    --------------------------------------
                           High bid        Low Bid
                           --------        -------

    First Quarter          $ 7 1/8        $ 5 1/8
    Second Quarter         $ 7            $ 4 3/8
    Third Quarter          $ 5 3/8        $ 3 1/8
    Fourth Quarter         $ 4 7/8        $ 3 1/2



The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6.  SELECTED FINANCIAL DATA
         (THOUSANDS EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:


                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----
Net revenue                  $30,133   $36,320   $37,831   $35,963   $41,893

Net income (loss)             (3,552)     (931)      589    (4,421)   (5,212)

Net income (loss)
  per share                    (0.51)    (0.13)     0.09     (0.66)    (0.79)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                1995      1994      1993      1992      1991
                                ----      ----      ----      ----      ----
Cash, cash equivalents &
 short-term investments       $2,278   $ 6,602   $ 8,144   $10,143   $12,707

Working capital               12,564    16,825    17,132    16,219    20,157

Total assets                  23,582    27,321    29,301    30,242    35,394

Capital leases (excluding
 current portion)                 15        27        26        97       465

Shareholders' equity          17,326    20,901    21,234    20,182    24,208



CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):


                                                 THREE MONTHS ENDED
                                                 ------------------
                                        MAR 31,   JUN 30,   SEP 30,   DEC 31,
                                        -------   -------   -------   -------
1995
----
Net revenues                            $9,215    $6,879    $7,048    $6,991

Gross Margin                             4,832     3,801     3,463     3,245

Net income (loss)                          251      (835)   (1,259)   (1,709)

Net income (loss) per share               0.04     (0.12)    (0.18)    (0.25)

1994
----

Net revenues                            $9,124    $8,232    $8,769   $10,195

Gross Margin                             5,078     4,299     4,828     5,197

Net income (loss)                          180    (1,560)      178       271

Net income (loss) per share               0.03     (0.23)     0.03      0.04


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:


                                         1995          1994           1993
--------------------------------------------------------------------------------
Net revenues                           100.0%        100.0%         100.0%
Cost of sales                           49.1          46.6           42.2
                                        -----         -----          -----
Gross margin                            50.9          53.4           57.8
Operating expenses:
  Research and development              12.7           9.9           10.7
  Selling, general and administrative   50.9          46.8           46.2
                                        -----         -----          -----
                                        63.6          56.7           56.9

Operating income (loss)                (12.7)         (3.3)            .9

Interest and other income, net            .9            .7             .9
                                        -----         -----          -----
Income (loss) before income taxes      (11.8)         (2.6)           1.8

Provision for income taxes                  -             -            .2
                                        -----         -----          -----
Net income (loss)                      (11.8)%        (2.6)%          1.6%
                                        -----         -----          -----
                                        -----         -----          -----


The Company sells its laser system products to hospitals, outpatient surgery centers and individual physicians in the U.S., Europe, the Middle East and the Pacific Rim for multispecialty use in a wide range of surgical and therapeutic applications.

During 1995, the Company's revenues decreased 17% from 1994 which is the combined result of lower product and service revenues. During 1995, the Company's revenues from the sales of capital equipment declined 19% due to lower unit shipments of lasers and lower average selling prices than in 1994. The Company believes that the continuing trend towards reduced health care costs in the United States is still a factor which continued to impact negatively capital equipment procurement by its customers during 1995.

The Company's net revenues from the sales of products during the year ended December 31, 1995 were also affected negatively by lower shipments of its disposable supplies and instrumentation which were 18% lower in 1995 than in 1994. The Company believes that this was due primarily to lower shipments of its side-firing devices due to fewer laser prostate surgeries being performed during this period than in 1994. This was caused principally by increased drug treatment for those patients with mild to moderate prostate disorders as well as adoption of alternative electrosurgical techniques to perform prostate surgeries.

The Company's net revenues from the sales of services during the year ended December 31, 1995 were 9% lower than in the year ended December 31, 1994. The declines reflect price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts.

In 1994, the Company's revenues decreased 4% from 1993 primarily due to weaker demand for capital equipment in the United States which resulted in lower shipments of its lasers partially offset by higher shipments of its instrumentation, disposable supplies and service. The Company believes that pressure to reduce health care costs in the United States and uncertainty concerning health care reform were factors which negatively impacted capital equipment procurement by its customers and resulted in lower shipments of the Company's lasers.

Revenues from sales of instrumentation and disposable supplies represented approximately 50% of total revenues in each of the years ended December 31, 1995 and 1994, and 43% of total revenues in 1993. Revenues from sales of service represented approximately 17% of total revenues in 1995 and 16% of total revenues in each of 1994 and 1993, respectively. The Company expects that revenues from the sales of instrumentation and disposable supplies will be dependent on its ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

The Company believes that the acceptance of lasers in aesthetic surgery, dermatology, urology, and ear, nose and throat surgery, will continue to be significant to its business. In addition, the adoption of photodynamic therapy by medical practitioners also will be important. The Company continues to invest in the development of new instrumentation for emerging surgical applications and to educate surgeons in the U.S. and internationally to encourage the adoption of such new applications. Finally, penetration of the international market, although increasing, has been limited and the Company
continues to view this as a significant opportunity.   International revenues
accounted for approximately 23%, 17% and 13% of total revenues in 1995, 1994 and 1993, respectively.

The Company's product gross margin as a percentage of net revenues was 53.8%, 55.3% and 58.9% in 1995, 1994 and 1993, respectively. In 1994, the Company implemented programs to reduce inventory levels, which, coupled with a 4% reduction in its product revenues, resulted in lower production volumes and unfavorable manufacturing variances. During 1995, a 19% reduction in its product revenues caused further reductions in production volumes and greater unfavorable manufacturing variances and thus a further reduction in product gross margin as a percentage of net revenues. The Company expects that product gross margin as a percentage of sales may vary from quarter to quarter during 1996 as it continues to balance production volumes and inventory levels with product demand, and as product and distribution mix varies.

Gross margin from service activities as a percentage of net revenues was 36.7% in 1995, 43.3% in 1994, and 51.2% in 1993. The declines reflect price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts. The Company expects that gross margin from service activities as a percentage of net revenues will continue to be influenced by these factors and will remain at or below 1995 levels at least for the next several quarters.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1995, amounts spent on research and development increased 7% due principally to expenses incurred in the development of the Company's Aura laser system. As a result of expense reduction efforts, amounts spent on research and development decreased 11% in 1994. As a percentage of revenues, research and development spending was 12.7% in 1995, 9.9% in 1994 and 10.7% in 1993. The Company expects to continue to make significant investments in research and development during 1996 and beyond.


Selling, general and administrative expenses as a percentage of net revenues were 50.9% in 1995, 46.8% in 1994, and 46.2% in 1993. In absolute terms, these expenses decreased $1.6 million during 1995 and $0.5 million during 1994. These decreases are the result of expense control measures originally taken by the Company in 1992 which continued through 1995. As a result, the Company expects that selling, general and administrative expenses to be somewhat lower, in absolute terms, in 1996 than in 1995 unless the revenue base increases significantly. However, as a percentage of revenues, selling, general and administrative expenses are expected to remain at relatively high levels during 1996 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During 1995 and 1994 the Company recorded no income tax provision due to its net losses during these periods. In 1993 the Company recorded an income tax provision with an effective tax rate of 10% which reflected the benefit of net operating loss carryforwards.


FINANCIAL REVIEW - LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had working capital of $12.6 million and cash, cash equivalents and short-term investments of $2.3 million. During 1995, both working capital and cash, cash equivalents and short-term investments decreased by $4.3 million, respectively. These changes were due to the funding of the Company's agreement with NWL and the use of cash in operating activities.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a current minority equity position in NWL and an option to purchase all of the ownership interests in NWL. These assets are carried at cost. If the Company does not exercise its option to purchase NWL by June 1997, there will be no reimbursement of the Company's investment and the Company's equity position will be relinquished. If the Company exercises its option, the remaining purchase price will be paid over three and one half years from the exercise date. As of December 31, 1995 the Company believes that it will exercise its purchase option.

The Company's accounts receivable collection cycle is relatively long, which the Company believes is typical of the surgical systems business. In addition, due to the length of procurement and production lead times and the need for minimum stock levels for certain components and accessories, the Company maintains substantial inventories. For these reasons, the Company's operations require substantial and varying investment of cash resources. At December 31, 1995 the Company's net accounts receivable was 31% lower than at December 31, 1994, primarily due to lower net revenues in the quarter ended December 31, 1995 than in the corresponding quarter in 1994.

Inventories at December 31, 1995 were 37% higher at December 31, 1994. This was due to lower product shipments relative to the prior year coupled with the Company's increased inventory associated with the launch of its Aura laser system. The Company also increased its inventory of products related to photodynamic therapy which was approved by the Food and Drug Administration at the end of December 1995 and for which the Company had expected earlier approval.

In March 1996, the Company re-negotiated its agreement with a bank for a $5 million line of credit that provides for short-term borrowings based on certain eligible accounts receivable. The line of credit, which expires in October 1996, is secured by the assets of the Company and bears interest at the bank's prime rate plus one percentage point Provisions of this agreement prohibit the payment of dividends and the repurchase of stock and require the Company to maintain certain minimum working capital and net worth levels.

The Company currently has no material commitments for capital expenditures for 1996.

The Company anticipates that current cash resources, internally generated funds, capital lease lines and available bank borrowings will be sufficient to meet liquidity and capital needs at least through 1996.


NEW ACCOUNTING PRONOUNCEMENTS

In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of Long-Lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 (SFAS 123), " Accounting For Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Laserscope at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, the report of independent auditors thereon and Supplementary Data are included as a separate section in this Annual Report on form 10-K in Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to executive officers of Laserscope is set forth in "Item 1--Business--Executive Officers of the Company" in this Annual Report on Form 10-K.

The names of the Company's directors, and certain information about them as of December 31, 1995, are set forth below:

        Name             Age    Position
--------------------     ---    -------------
Benjamin L. Holmes        61    Chairman of the Board and Director
Robert V. McCormick       51    President, Chief Executive Officer and Director
E. Walter Lange           63    Director
Rodney Perkins, M.D.      59    Director
Robert J. Pressley, Ph.D. 63    Director

Benjamin L. Holmes has been a director of the Company since January 1995 and was appointed Chairman of the Board of Directors in June 1992. Mr. Holmes was General Manager of the Medical Products Group of Hewlett-Packard Company ("HP") from 1983, and a Vice President of HP, from 1985 until his retirement in October 1995. Mr. Holmes is a member of the Board of Directors of Project HOPE and the Massachusetts High Technology Council. He is also a member of the Massachusetts Governor's Council on Economic Growth and Technology, Commissioner of the Massachusetts Universal Health Care Commission, and a member of the Board on
Health Care Service, Institute of Medicine, National Academy of Sciences.   He
is also Past Chairman of the Board of Directors of the Health Industry Manufacturers Association (HIMA).

Robert V. McCormick has been President of the Company since December 1991 and Chief Executive Officer since July 1992. Between December 1991 and July 1992 he also served as the Company's Chief Operating Officer. He has been a director of the Company since July 1992. Mr. McCormick also served as the Company's Senior Vice President of Marketing and Field Operations from April 1991 to December 1991. Mr. McCormick was employed by Acuson Corporation, a manufacturer of medical imaging equipment, from 1983 to April 1991 in a variety of sales and marketing executive positions culminating as Vice President of Marketing and Field Operations.

E. Walter Lange has been a Director of the Company since January 1992. Mr. Lange has more than 31 years of experience in the pharmaceutical industry, having served in a variety of executive positions at Eli Lilly & Co. from 1960 to 1991. Most recently, Mr. Lange was Group Vice President of Marketing, Planning and Development and was responsible for Lilly's worldwide product planning, corporate strategic planning, business development and market research.

Rodney Perkins, M.D. is a co-founder of the Company and has been a Director since its founding. Dr. Perkins also served as Chairman of the Board of Directors from its founding until June 1995 and Chief Executive Officer from February to May 1987, and from October 1991 to July 1992. He also served as the President of the Company from October to December 1991. Dr. Perkins, a specialist in otologic surgery, is President of the California Ear Institute at Stanford and has been in private practice since 1968. He is Clinical Associate Professor of Surgery at Stanford University School of Medicine, and is the founder and President of Project HEAR a non-profit medical institute for ear research and education. Dr. Perkins is a founder of Collagen Corporation, a biomaterials company, and a member of its Board of Directors. Dr. Perkins is also a founder and the Chairman of the Board of Directors of ReSound Corporation, a hearing health care company.

Robert J. Pressley, Ph.D. is a co-founder of the Company and has been a Director since its founding. Dr. Pressley founded Silicon Video, a developer of electronic products, and served as its President and Chief Executive Officer from January 1991 to January 1994. Dr. Pressley also founded XMR, Inc., a manufacturer of eximer lasers and laser systems, and served as its Chief Executive Officer from March 1979 until March 1990.

ITEM 11.  EXECUTIVE COMPENSATION

                   COMPENSATION OF EXECUTIVE OFFICERS
                        SUMMARY COMPENSATION TABLE

    The following table shows the compensation received by the Company's Chief Executive Officer, the four other most highly compensated executive officers of the Company for 1995 who were serving as executive officers at December 31, 1995, one highly compensated executive officer who was not serving as an executive officer at December 31, 1995 and the compensation received by each such individual for the Company's two prior years.


                                                                                                    LONG-TERM
                                                                                                  COMPENSATION
                                                                                                     AWARDS
                                                                                                   -----------
                                                               ANNUAL COMPENSATION                 OPTION/SARS
                                                          ------------------------------             (SHARES)           ALL OTHER
    NAME AND PRINCIPAL POSITION              YEAR         SALARY(1)                BONUS              (4)(5)           COMPENSATION
-------------------------------               ----        ---------                -----           ------------       ------------
                                                                                   (2)(3)                                  (6)
                                                                                   ------                                  ---
Robert V. McCormick                          1995        $248,060                       --             165,000              $2,004
 President and Chief Executive               1994        $236,250                      --                  --              $2,045
 Officer                                     1993        $225,000                      --              40,000              $1,927

Thomas B. Boyd                               1995        $168,324(7)                   --              45,000              $2,400
 Senior Vice President of Operations         1994        $183,428(8)              $20,000              65,000              $1,471
 and Finance                                 1993              --                      --                  --                  --

Bonnie Jones                                 1995        $107,330                      --              35,000              $1,543
 Vice President of Human Resources           1994        $ 99,750                      --              15,000              $1,496
                                             1993        $ 95,000                 $ 9,500              35,000              $1,425

Dennis LaLumandiere                          1995        $119,950                      --              40,000              $1,794
Vice President of Finance, Chief             1994        $103,500                      --              15,000              $1,548
 Financial Officer                           1993        $ 96,885                  $9,821               8,500              $1,438

Joseph F. Rondinone                          1995        $131,250                      --                  --              $1,312
Vice President of Research and               1994        $125,000                      --              25,000              $1,250
 Development(9)                              1993        $162,766(10)                  --              27,000              $1,786
Eli Wismer
 Vice President of North American            1995        $150,909                 $32,643                  --              $1,744
 Sales and Education(11)                     1994        $153,399(12)             $78,160              50,000              $1,927
                                             1993        $193,953(12)             $83,135              20,000              $1,786
--------------------------


(1)  Includes amounts deferred under the Company's 401(k) plan.

(2) Includes bonuses earned in the indicated fiscal year and paid in the subsequent fiscal year. Excludes bonuses paid in the indicated fiscal year but earned in the preceding fiscal year.

(3) Executive officers are entitled to discretionary bonuses based on individual and corporate performance. These bonuses are determined by the Board of Directors based on the recommendation of the Human Resources Committee

(4) The options listed with respect to 1995 long-term compensation awards include options granted upon the repricing of previously granted options. Options to purchase the following number of shares granted to the following persons in 1995 were canceled as a result of their repricing on November 30, 1995: Mr. McCormick--97,500: Mr. LaLumandiere--12,188. Such canceled options have not been included with respect to 1995 long-term compensations award. The repriced options retain the same term and vesting schedule as those options which were replaced.

(5) All options granted in 1993, 1994 and 1995 to new employees and officers of the Company have 5-year terms and become exercisable cumulatively at the rate of 12.5% of the total six months after the vesting commencement date (first date of employment for new employees and date of grant for officers), and 1/48 of the shares subject to the option in equal monthly installments thereafter. All option granted in 1993, 1994 and 1995 to existing employees also have 5-year terms but become exerciseable cumulatively at the rate of 1/48 of the shares subject to the option in equal monthly installments following their respective grant date. All unvested options are subject to earlier termination in the event of the termination of the participant's relationship with the Company. All options were granted at market value on the date of grant. In the event that certain change in control events were to occur, the options would be assumed or equivalent options substituted by a successor corporation, unless the Board of Directors determined that the options should become immediately exercisable. The exercise price may be paid, subject to certain conditions, by delivery of already owned shares or with the proceeds from the sale of the option shares. In addition, the Management Continuity Agreements entered into between the Company and each of its executive officers may affect the vesting and manner of exercise of options granted by the Company to these individuals. See "Transactions with Management and Others."

(6) Consists of the Company's contributions to its 401(k) plan for the benefit of the named executive officers.

(7) Includes $8,331 paid to Mr. Boyd in connection with the relocation of his principal residence to the San Jose metropolitan area.

(8) Includes salary paid to Mr. Boyd during the period beginning on the his employment commencement of April 18, 1994 and ending on December 31, 1994 and $79,578 paid to Mr. Boyd in connection with the relocation of his principal residence to the San Jose metropolitan area.

(9)  Mr. Rondinone terminated his employment with the Company in January 1996.

(10) Includes $47,766 paid to Mr. Rondinone in connection with the relocation of his principal residence to the San Jose metropolitan area.

(11) Mr. Wismer terminated his employment with the Company in October 1995.

(12) Includes the following amounts paid to Mr. Wismer in connection with the relocation of his principal residence to the San Jose metropolitan area:
     1994 -- $13,399 and 1993 --$53,953.

                             STOCK OPTION GRANTS IN 1995

The following table sets forth information for the named executive officers with respect to grants of options to purchase Common Stock of the Company made in 1995 and the value of all options held by such executive officers on December 31, 1995.


                                                                                                               POTENTIAL
                                                                                                               REALIZABLE
                                     INDIVIDUAL GRANTS                                                       VALUE AT ASSUMED
                                     -----------------
                                                 % OF TOTAL                                                   ANNUAL RATES OF
                                                   OPTIONS                                                         STOCK
                                                 GRANTED TO                                         PRICE APPRECIATION
                                 OPTIONS          EMPLOYEES     EXERCISE OF                                FOR
                                 GRANTED          IN FISCAL     BASE PRICE         EXPIRATION         OPTION TERM (3)
NAME                          (SHARES) (1)         YEAR (2)     (PER SHARE)           DATE          5%            10%
----                          ------------        ---------     -----------         --------       -------      -------
Robert V. McCormick . . . . .   22,500(4)           3.3%          $4.00             2/17/00       $24,900      $55,000
                                97,500(5)          14.2%          $2.00             2/17/00       $44,600      $96,700
                                45,000(6)           6.6%          $2.00            11/30/00       $24,900      $55,000
Thomas B. Boyd  . . . . . . .   45,000(6)           6.6%          $2.00            11/30/00       $24,900      $55,000
Bonnie Jones  . . . . . . . .   35,000(6)           5.1%          $2.00            11/30/00       $19,300      $42,700
Dennis LaLumandiere . . . . .    2,812(4)           0.4%          $4.00             2/17/00       $ 3,100      $ 6,900
                                12,188(5)           1.8%          $2.00             2/17/00       $ 5,600      $12,100
                                25,000(6)           3.6%          $2.00            11/30/00       $13,800      $30,500
Joseph F. Rondinone, Ph.D(7).       --                --             --                  --            --           --
Eli Wismer(8) . . . . . . . .       --                --             --                  --            --           --


-------------------------------------
(1) For a description of the material terms of the options, see footnote 5 of the Summary Compensation Table.

(2) The Company granted options to employees for an aggregate of 686,000 shares of Common Stock during 1995 excluding 175,453 issued to replace options canceled from the 1984 Employee Stock Option Plan and 405,384 issued to replace options canceled from the 1994 Employee Stock Option Plan.

(3) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

(4) Options listed were granted on February 17, 1995.

(5) Options listed were granted on November 30, 1995 to replace options which were originally granted on February 17, 1995 then canceled on November 30, 1995 due to repricing.

(6) Options listed were granted on November 30, 1995.

(7) Dr. Rondinone terminated his employment with the Company in January 1996

(8) Mr. Wismer terminated his employment with the Company in October 1995.

                         AGGREGATED OPTION EXERCISES IN 1995
                              AND YEAR-END OPTION VALUES

    The following table sets forth information for the named executive officers with respect to exercises in 1995 of options to purchase Common Stock of the Company.


                                                                               NUMBER OF
                                                                               UNEXERCISED
                                                                               OPTIONS AT          VALUE OF UNEXERCISED
                                                                               ----------           IN-THE-MONEY OPTIONS
                                         SHARES                                12/31/95:               AT 12/31/95:
                                        ACQUIRED                               ---------               ------------
                                           ON          VALUE                 (EXERCISABLE/            (EXERCISABLE/
NAME                                    EXERCISE      REALIZED             UNEXERCISABLE)(1)       UNEXERCISABLE)(1)(2)
----                                    ---------     --------             -----------------       --------------------
Robert McCormick . . . . . . . . . . .     --            --                217,083 / 237,917            --   /   --
Thomas B. Boyd . . . . . . . . . . . .     --            --                 26,041 /  83,959            --   /   --
Bonnie Jones . . . . . . . . . . . . .     --            --                 41,712 /  65,288            --   /   --
Dennis LaLumandiere. . . . . . . . . .     --            --                 26,103 /  57,397            --   /   --
Joseph F. Rondinone Ph.D. (3). . . . .     --            --                 42,562 /  39,438            --   /   --
Eli Wismer (4) . . . . . . . . . . . .     --            --                 58,978 /       0            --   /   --

--------------


   (1) Based on the closing price of the Company's Common Stock as reported on the NASDAQ National Market System on December 29, 1995 of $1.938 per share.

   (2) The closing price of the Company's Common Stock on the Nasdaq National Market on December 29, 1995 was less than the exercise price of the referenced options.

   (3) Dr. Rondinone terminated his employment with the Company in January
       1996.

   (4) Mr. Wismer terminated his employment with the Company in October 1995.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are currently no employee directors serving on the Human Resources Committee of the Board of Directors. The following non-employee directors serve on the Company's Human Resources Committee: Rodney Perkins, M.D., Robert J. Pressley, Ph.D.

Dr. Perkins purchased an aggregate of 16,667 shares of the Company's Common Stock on September 11, 1989 under the Company's 1984 Stock Purchase Plan at an aggregate price of $75,002. Dr. Perkins purchased such shares through promissory notes in favor of the Company bearing interest at the annual rate 9% and secured by the shares purchased. At December 31, 1995, Dr. Perkins owed an aggregate of $128,603 under such notes, the largest amount of indebtedness owed by him to the Company at any time during 1995.

Dr. Perkins is also Chairman of the Board of Directors and a member of the Board of Directors' Human Resources Committee of ReSound Corporation, a publicly traded hearing health care company. The Company and ReSound Corporation have not conducted any business with each other in the past and the Company does not presently anticipate doing so in the future.

Dr. Perkins was also a founding shareholder of AcuVasive (formerly Envision Surgical Systems), a manufacturer of microvisualization catheter products ("AcuVasive"). The Company has a commercial relationship with AcuVasive, Mr. McCormick is a member of its Board of Directors and Dr. Perkins and the Company are each holders of AcuVasive's capital stock. See "Transactions with Management and Others."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of March 20, 1996 as to (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table beginning on page 30, and (iv) all directors and executive officers as a group.

                                                 SHARES BENEFICIALLY
                                               ------------------------
                                                       OWNED (1)
                                                       ---------
                                               NUMBER(2)     PERCENT OF
                                               ---------     ----------
                                                                TOTAL
                                                                -----
Thomas B. Boyd . . . . . . . . . . . .          35,286           *
Benjamin L. Holmes . . . . . . . . . .          61,041           *
Bonnie Jones . . . . . . . . . . . . .          53,407           *
Dennis LaLumandiere. . . . . . . . . .          34,946           *
E. Walter Lange. . . . . . . . . . . .          51,250           *
Robert V. McCormick. . . . . . . . . .         339,781           4.6%
Rodney Perkins, M.D. . . . . . . . . .         177,717           2.5%
Robert J. Pressley, Ph.D.  . . . . . .          72,266           1.0%
Joseph F. Rondinone, Ph.D(3).. . . . .           1,121           *
Eli Wismer(4). . . . . . . . . . . . .          17,378           *
All directors and executive officers as a group
 (12 persons). . . . . . . . . . . . .         850,410          11.0%
------------------
* Less than 1%.

(1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other footnotes to this table.

(2) Includes with respect to each named person the following shares subject to options exercisable within 60 days of March 15, 1996: Mr. Boyd -- 32,812; Mr. Holmes -- 58,541; Ms. Jones -- 49,219; Mr. LaLumandiere -- 32,300;
    Mr. Lange -- 51,250; Mr. McCormick -- 277,082; Dr. Perkins -- 111,250
    Dr. Pressley -- 51,250; Dr. Rondinone -- 0; Mr. Wismer -- 0.

(3) Dr. Rondinone terminated his employment with the Company in January 1996.

(4) Mr. Wismer terminated his employment with the Company in October 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                       TRANSACTIONS WITH MANAGEMENT AND OTHERS

Dr. Perkins was a founding shareholder of AcuVasive (formerly EnVision Surgical Systems), a manufacturer of microvisualization catheter products ("AcuVasive"), and is currently a member of its Board of Directors. The Company is also party to a Product Development and Marketing Agreement with AcuVasive dated June 4, 1993 (the "Development Agreement") pursuant to which AcuVasive has agreed to develop certain microvisualization catheter products for which Laserscope shall have world-wide, exclusive, royalty-free marketing rights provided that Laserscope purchases certain minimum volumes of such products from AcuVasive. Should Laserscope fail to meet such minimums, its market rights under the Development Agreement become non-exclusive. As of December 31, 1995, AcuVasive had not completed and the Company did not expect that AcuVasive would complete the development of such products. In addition, during 1995, the Company loaned AcuVasive $100,000 pursuant to a promissory note. At December 31, 1995, AcuVasive was in default of the payment terms of the note and the Company does not expect to be repaid at least within the next year due to AcuVasive's current lack of financial resources. Robert McCormick is also a director of AcuVasive, and Dr. Perkins and the Company are each holders of AcuVasive's capital stock. From November 1994 to August 1995, Roy Fiebiger was President and Chief Executive Officer of AcuVasive.

In March 1994, the Company entered into Management Continuity Agreements with each of its executive officers, which were amended in December 1994. These agreements provide (1) for continued employment or salary continuation at the Company or its successor for at least twelve (12) months following any Change in Control of the Company (as defined below), at the same salary and with the same benefit program as were in effect prior to such Change in Control, (2) that such executives may, with thirty (30) days written prior notice, resign but will be entitled to receive his or her current salary and level of benefits for the remainder of the twelve (12) months following the Change in Control if, in connection with such Change in Control the executive's duties or responsibilities are materially reduced or executive is asked to relocate to a facility or location more than 50 miles from the Company's current location, (3) that all stock options exercisable for the Company's securities held by such executives shall become immediately vested and shall be exercisable in full in accordance with the provisions of the option agreement and plan pursuant to which such option was granted, and (4) that upon the immediate vesting of stock options, the optionee will have the right (subject to any limitations imposed by Section 16 of the Securities Exchange Act of 1934 or other applicable securities laws and only to the extent permitted by the terms of the applicable option plan) to deliver a non-recourse promissory note (secured only by the pledged shares for repayment), at the prime rate of interest determined as of the date of the note, in payment of the exercise price for the outstanding options. For purposes of the Management Continuity Agreements, a Change in Control of the Company shall be deemed to have occurred upon the happening of any of the following events: (1) any acquisition of twenty percent (20%) or more of the Company's then outstanding voting securities without the approval of the Board of Directors, (2) any merger or consolidation in which the Company is not the surviving entity, (3) approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, or (4) a change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are incumbent directors.

The Company has sold Common Stock to certain employees and directors and accepted promissory notes secured by that stock as payment for certain of those shares. These notes originally carried annual interest rates of 9.0% to 9.5%. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79%.

                                                                   INDEBTEDNESS
                                                                 TO THE COMPANY
                                        TOTAL SHARES  AGGREGATE        AS OF
                                          PURCHASED     PRICE    12/31/95 (1)(2)
                                        ------------  ---------  ---------------
PURCHASER
---------
Rodney Perkins, M.D.....................  16,667     $75,001    $128,603
Robert J. Pressley, Ph.D................  16,666     $74,997    $128,788
------

(1) In all cases, the amount shown was also the largest amount of indebtedness owed to the Company at any time during 1995.

(2) Payment in the form of promissory notes in the above transactions was approved in ach case by a majority of the disinterested directors of the Company and such sales were made pursuant to the Company's 1984 Stock Purchase Plan, which was approved by the shareholders of the Company.

During 1995 Mr. Holmes received $25,000 in compensation from the Company for consulting services to the Company beyond his duties as Chairman of the Board of Directors.

Non-employee members of the Company's Board of Directors receive cash compensation and options to purchase shares of Common Stock in connection with their service on the Board.

The Company has entered into indemnification agreements with each of its directors and executive officers, which may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers, to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' liability insurance if available on reasonable terms.

   PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements:

                                                                      Page
                                                                      ----
      Report of Ernst & Young LLP,  Independent Auditors.              F-1

      Consolidated Balance Sheets at December 31, 1995 and 1994.       F-2

      Consolidated Statements of Operations
      - Years ended December 31, 1995, 1994 and 1993.                  F-3

      Consolidated Statements of Cash Flows
      - Years ended December 31, 1995, 1994 and 1993.                  F-4

      Consolidated Statements of Shareholders' Equity
      - Years ended December 31, 1995, 1994 and 1993.                  F-5

      Notes to Consolidated Financial Statements.              F-6 through F-14

   (2)The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 is submitted herewith:


                                                                       Page
                                                                       ----

      Schedule II - Valuation and Qualifying Accounts                  S-1


      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
   (3)Exhibits included herein (numbered in accordance with Item
      601 of Regulation S-K):

Exhibit
Number              Description
-------             -----------

3.3     Seventh Amended and Restated Articles of Incorporation of
           Registrant.(1)

3.4     By-laws of Registrant, as amended.(5)

10.1A   1984 Stock Option Plan, as amended, and forms of Incentive Stock Option
           Agreement Nonstatutory Stock Option Agreement.(5)

10.1B   1994 Stock Option Plan and forms of Incentive Stock Option Agreement
           Nonstatutory Stock Option Agreement.(10)

10.2    1984 Stock Purchase Plan and form of Common Stock Purchase
           Agreement.(2)

10.3    1989 Employee Stock Purchase Plan and form of Subscription
           Agreement.(5)

10.4    401(k) Plan.(2)

10.6    Net Lease Agreement between the Registrant and Realtec Properties dated
           October 7, 1987. (2)

10.6A   Amendment No. 1 dated January 18, 1990 to Net Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)

10.6B   Net Lease Agreement between Registrant and Realtec Properties dated
           December 14, 1989.(2)

10.6C   Net Lease Agreement between Registrant and Realtec Properties dated
           June 25, 1990.(4)

10.6D   Amendment No. 2 dated November 10, 1992 to Net Lease Agreement between
           Registrant and Realtec Properties dated October 7, 1987.(6)

10.6E   Amendment No. 3 dated April 19, 1994 to Net Lease Agreement between
           Registrant and Realtec Properties dated October 7, 1987.(8)

10.6F   Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between
           Registrant and Realtec Properties dated  June 25, 1990.(8)

Exhibit
Number              Description
-------             -----------

10.6G   Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between
           Registrant and Realtec Properties dated  December 14, 1989.(10)

10.8    License Agreement between the Registrant and DuPont dated June 10,
           1986.(2)

10.9    License Agreement between the Registrant and Patlex Corporation dated
           February 24, 1989.(2)(3)

10.10   Form of Indemnification Agreement.(2)

10.11   Business Loan Agreement between the Registrant and Silicon Valley Bank dated June 7, 1991 and Promissory Note, as amended.(5)

10.11A  Change in Terms Agreement and Commercial Security Agreement between the
           Registrant and Silicon Valley Bank dated April 10, 1992 as amended on November 6, 1992.(6)

10.11B  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated April 15, 1993.(7)

10.11C  Letter Agreement between the Registrant and Silicon Valley Bank dated
           May 12, 1993.(7)

10.11D  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated April 15, 1994.(8)

10.11E  Letter Agreement between the Registrant and Silicon Valley Bank dated
           July 29, 1994.(8)

10.11F  Covenant Waiver letter form Silicon Valley Bank dated August 1,
           1994.(8)

10.11G  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated July 15, 1994.(9)

10.11H  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated August 1, 1995.(11)

10.11I  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated September 22, 1995.(11)

10.11J  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated October 1, 1995.(12)

10.11K  Modification to Loan Agreement between the Registrant and Silicon
           Valley Bank dated March 18, 1996.(12)

Exhibit
Number              Description
-------             -----------

10.11L  Amended Loan Agreement between the Registrant and Silicon Valley Bank dated March 18, 1996.(12)

10.12   License Agreement between the Registrant and Hughes Aircraft Company effective April 1, 1990.(4)

10.13   1990 Directors' Stock Option Plan and form of Option Agreement.(5)

10.14   Form of Laserscope Management Continuity Agreement, as amended.(10)

10.15   Common Stock Purchase Agreement between the Registrant and EnVision
           Surgical Systems dated June 4, 1993.(7)

10.16   Preferred Stock Purchase Agreement between the Registrant and
           EnVision Surgical Systems dated June 4, 1993.(7)

10.17   Product Development and Marketing Agreement between the Registrant and
           EnVision Surgical Systems dated June 4, 1993.(7)

10.18   1995 Directors' Stock Option Plan and form of Option agreement.(12)

22.1    Subsidiaries of Registrant.(7)

23.1    Consent of Ernst & Young LLP, Independent Auditors (see page 43).(12)

25.1    Power  of  Attorney  (see  pages 44 through 45).(12)

(b) Reports on Form 8-K: None.
------------------------------------------------------------------------------

(1)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(2)Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(3)Confidential treatment granted by order effective November 28, 1989.

(4)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(5)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(6)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(7)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(8)Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(9)Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(10)Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(11)Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(12)Filed herewith

                                     EXHIBIT 23.1

                  CONSENT 0F ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38831, 33-53052) pertaining to the 1990 Director's Stock Option Plan and the Registration Statements (Form S-8 No. 33-33692, 33-53158) pertaining to the 1989 Employee Stock Purchase Plan and 1984 Stock Option Plan and the Registration Statement (Form S-8 No. 33-40506) pertaining to the 1984 Stock Option Plan and the Registration Statements (Form S-8 No. 33-82524, 33-63603) pertaining to the 1994 Stock Option Plan of Laserscope of our report dated January 26, 1996, with respect to the consolidated financial statements, and schedule of Laserscope included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                                  Ernst & Young LLP


San Jose, California
March 25, 1996

                                      SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LASERSCOPE


Date: March 29, 1996                             By: /s/ Robert V. McCormick
                                                     ---------------------
                                                         Robert V. McCormick
                                                         President and Chief
                                                         Executive Officer


                                  POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert V. McCormick and Dennis LaLumandiere, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      Signature              Title                         Date
-------------------------------------------------------------------------------

/s/ Benjamin L. Holmes       Chairman of the Board of      March 29, 1996
-----------------------
 (Benjamin L. Holmes)        Directors


/s/ Robert V. McCormick      President, Chief Executive    March 29, 1996
-----------------------
 (Robert V. McCormick)       Officer and Director

     Signature               Title                         Date
-------------------------------------------------------------------------------

/s/ Dennis LaLumandiere      Vice President of Finance     March 29, 1996
-----------------------
  (Dennis LaLumandiere)      (Principal Financial and
                             Accounting Officer)


/s/ E. Walter Lange          Director                      March 29, 1996
-----------------------
   (E. Walter Lange)


/s/ Rodney Perkins           Director                      March 29, 1996
-----------------------
(Rodney Perkins, M.D.)


/s/ Robert J. Pressley       Director                      March 29, 1996
-----------------------
(Robert J. Pressley, Ph.D.)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Laserscope

We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 1995 and 1994 , and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP


San Jose, California
January 26, 1996

                                      LASERSCOPE
                             CONSOLIDATED BALANCE SHEETS


                                                        December 31,
(DOLLARS IN THOUSANDS)                              1995            1994
--------------------------------------------------------------------------------


ASSETS
Current Assets:
 Cash and cash equivalents                         $ 2,278         $ 4,604
 Short-term investments                                  -           1,998
 Accounts receivable, net                            5,543           8,066
 Inventories                                        10,292           7,512
 Other current assets                                  692           1,038
                                                    ------          ------
 Total current assets                               18,805          23,218
Property and equipment, net                          2,663           3,320
Other assets                                         2,114             783
                                                    ------          ------

Total assets                                       $23,582         $27,321
                                                    ------          ------
                                                    ------          ------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                  $ 1,455         $ 1,292
 Accrued compensation                                1,156           1,136
 Warranty                                              476             677
 Deferred revenue                                    2,008           2,325
 Other accrued liabilities                           1,132             950
 Current obligations under capital leases               14              13
                                                    ------          ------
 Total current liabilities                           6,241           6,393

Obligations under capital leases                        15              27

Commitments and contingencies

Shareholders' equity:
 Common stock  7,060,634 shares outstanding
  (6,983,844 in 1994)                               37,248          37,074
 Accumulated deficit                               (19,296)        (15,744)
 Translation adjustments                              (251)           (180)
 Notes receivable from shareholders                   (375)           (249)
                                                     ------         ------
 Total shareholders' equity                         17,326          20,901
                                                    ------          ------

Total liabilities and shareholders' equity         $23,582         $27,321
                                                    ------          ------
                                                    ------          ------



See notes to consolidated financial statements

                                      LASERSCOPE
                             CONSOLIDATED BALANCE SHEETS



                                                Years Ended December 31,

(THOUSANDS, EXCEPT PER SHARE AMOUNTS)     1995           1994          1993
--------------------------------------------------------------------------------
Net Revenues:

 Products                                $24,974        $30,671       $31,946
 Services                                  5,159          5,649         5,885
                                          ------         ------        ------
                                          30,133         36,320        37,831

Cost of Sales:

 Products                                 11,526         13,715        13,115
 Services                                  3,266          3,203         2,872
                                          ------         ------        ------
                                          14,792         16,918        15,987

Gross margin                              15,341         19,402        21,844

Operating expenses:

 Research and development                  3,838          3,589         4,044
 Selling, general and administrative      15,333         16,994        17,477
                                          ------         ------        ------
                                          19,171         20,583        21,521

Operating income (loss)                   (3,830)        (1,181)          323


Interest and other income, net               278            250           331
                                          ------         ------        ------

Income (loss) before income taxes         (3,552)          (931)          654

Provision for income taxes                     -              -            65
                                          ------         ------        ------

Net income (loss)                        $(3,552)       $  (931)      $   589
                                          ------         ------        ------
                                          ------         ------        ------

Net income (loss) per share              $ (0.51)       $ (0.13)      $  0.09
                                          ------         ------        ------
                                          ------         ------        ------

Shares used in per share calculations      6,999          6,924         6,834
                                          ------         ------        ------
                                          ------         ------        ------




See notes to consolidated financial statements

                                      LASERSCOPE
                             CONSOLIDATED BALANCE SHEETS



                                                     Years Ended December 31,

(IN THOUSANDS                                       1995        1994      1993
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                              $(3,552)  $  (931)     $  589

    Adjustments to reconcile net income (loss)
      to cash provided (used) by operating
      activities:
    Depreciation and amortization                    1,419      1,623      1,714

    Increase (decrease) from changes in:
      Accounts receivable                            2,523       (460)    (1,575)
      Inventories                                   (2,780)       853        487
      Other current assets                             346         20         98
      Other assets                                     350         86       (399)
      Accounts payable                                 163       (485)      (860)
      Accrued compensation                              20       (312)      (143)
      Warranty                                        (201)      (166)       (75)
      Deferred revenue                                (317)      (151)        44
      Other accrued liabilities                        182       (432)      (723)
                                                   -------     -------    -------
    Cash used by operating activities               (1,847)      (355)      (843)
                                                   -------     -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of held-to-maturity investments             -     (3,001)    (3,056)
    Maturity of held-to-maturity investments         1,998      3,030      8,174
    Capital expenditures                              (762)    (1,684)    (1,383)
    Funding of agreement with NWL                   (1,681)         -          -
    Other                                              (71)        11        (47)
                                                   -------     -------    -------
    Cash provided (used) by investing activities      (516)    (1,644)     3,688

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment on obligations under capital leases        (11)      (101)      (236)
    Proceeds from the sale of common stock under
      stock plans, net of repurchases and
      shareholder notes receivable                      48         587       510
                                                   -------     -------    -------
    Cash provided by financing activities               37         486       274
                                                   -------     -------    -------
    Increase (decrease) in cash and cash
      equivalents                                   (2,326)     (1,513)    3,119

    Cash and cash equivalents, beginning of year     4,604       6,117     2,998
                                                   -------     -------    -------
    Cash and cash equivalents, end of year          $2,278      $4,604    $6,117
                                                   -------     -------    -------
                                                   -------     -------    -------



See notes to consolidated financial statements

                                      LASERSCOPE
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                       Notes          Total
                                                 Accumulated    Translation  Receivable from  Shareholders'
(DOLLARS IN THOUSANDS)           Common Stock        Deficit    Adjustments     Shareholders         Equity
--------------------------------------------------------------------------------------------------------------

Balance at December 31, 1992          $36,094       $(15,402)      $  (144)         $  (366)       $20,182

Issuance of 104,924 shares
  under stock plans, net
  of repayment of notes                   399                                           111            510

Translation adjustments                                                (47)                            (47)

Net Income                                              589                                            589
                                       ------        ------         ------           ------         ------

Balance at December 31, 1993           36,493       (14,813)          (191)            (255)        21,234

Issuance of 140,665 shares
  under stock plans, net
  of repayment of notes                   581                                             6            587

Translation adjustments                                                 11                              11


Net loss                                               (931)                                          (931)
                                       ------        ------         ------           ------         ------

Balance at December 31, 1994           37,074       (15,744)          (180)            (249)        20,901

Issuance of 76,790 shares
  under stock plans, net
  of repayment and
  refinancing of notes                    174                                          (126)            48


Translation adjustments                                                (71)                            (71)

Net loss                                             (3,552)                                        (3,552)
                                       ------        ------         ------           ------         ------

Balance at December 31, 1995          $37,248      $(19,296)       $  (251)         $  (375)       $17,326
                                       ------        ------         ------           ------         ------
                                       ------        ------         ------           ------         ------







See notes to consolidated financial statements

                                      LASERSCOPE
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
The Company operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over twenty countries worldwide to hospitals, outpatient surgery centers and physicians.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the Company and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Company invests its excess cash in high-quality debt instruments. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Short-term investments consist of short-term financial instruments with less than one year to maturity.

At December 31, 1994 and December 31, 1995 the Company's cash equivalents were in the form of institutional money market accounts and totaled $3.0 million and $1.1 million, respectively.

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". Under FAS 115, management determines the appropriate classification of debt securities at the time of purchase as held-to-maturity, trading, or available-for-sale, and reevaluates such designation as of each balance sheet date. At December 31, 1994, all debt securities were designated as held-to-maturity as management believed it had the positive intent and ability to hold the securities until maturity. Held-to-maturity securities were stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, as well as any interest on the securities, were included in interest income. At December 31, 1994 the Company's investment in held to maturity securities stated at amortized cost, which approximates their fair value, consisted of corporate debt securities of $2.03 million. At December 31, 1995 the Company had no investments in debt securities.

REVENUE RECOGNITION AND PRODUCT WARRANTY
The Company generally recognizes revenue related to the sale of systems, instrumentation and disposables at the time of shipment and provides currently for the estimated cost to repair or replace products under warranty provisions in effect at the time of the sale. Service revenue is recognized as the services are provided or pro rata over the period of the applicable contract.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost less accumulated depreciation and amortization.

Equipment is depreciated using principally accelerated methods over estimated useful lives of three to seven years. Equipment under capital leases is amortized over the period of the lease. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease.

INVENTORIES
Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is based upon the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

FOREIGN CURRENCY TRANSLATION
The functional currencies of the Company's foreign subsidiaries are their local currencies. Accordingly, all assets and liabilities related to their operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the translation adjustments account included in shareholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period.

NEW ACCOUNTING PRONOUNCEMENTS
In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 (SFAS 123), " Accounting For Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with provisions of APB 25.

Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.


2.  ACCOUNTS RECEIVABLE
Accounts receivable at December 31 consist of:

(in thousands)                                       1995        1994
----------------------------------------------------------------------------
Trade accounts receivable                        $ 6,033     $ 8,606
Less:  allowance for doubtful accounts              (490)       (540)
                                                   ------      -----
                                                 $ 5,543     $ 8,066
                                                  ------      ------
                                                  ------      ------

3.  INVENTORIES
Inventories at December 31 consist of:
(in thousands)                                      1995        1994
-----------------------------------------------------------------------------
Sub-assemblies and purchased parts              $  7,201     $ 4,996
Finished goods                                     3,091       2,516
                                                   -----       -----
                                                 $10,292     $ 7,512
                                                  ------       -----
                                                  ------       -----

4.  PROPERTY AND EQUIPMENT
Property and equipment at December 31 consists of:
(in thousands)                                      1995        1994
-----------------------------------------------------------------------------
Machinery and equipment                           $4,562      $4,189
Office equipment and furniture                     6,917       6,535
Leasehold improvements                             1,781       1,776
                                                   -----       -----
                                                  13,260      12,500
Less accumulated depreciation and amortization   (10,597)     (9,180)
                                                  ------      ------
                                                  $2,663      $3,320
                                                  ------      ------
                                                  ------      ------

5. OTHER ASSETS
Other assets December 31 consist of:
(in thousands)                                      1995        1994
-----------------------------------------------------------------------------
NWL Laser-Technologie agreement                   $1,681       $   0
Other                                                433         783
                                                    ----        ----
                                                  $2,114       $ 783
                                                  ------       -----
                                                  ------       -----

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a current minority equity position in NWL and an option to purchase all of the ownership interests in NWL. These assets are carried at cost. If the Company does not exercise its option to purchase NWL by June 1997, there will be no reimbursement of the Company's investment and the Company's equity position will be relinquished. If the Company exercises its option, the remaining purchase price will be paid over three and one half years from the exercise date. As of December 31, 1995 the Company believes it will exercise its purchase option.

6. LEASE OBLIGATIONS

The Company has not entered into any significant lease agreements that have been accounted for as capital leases during the last three years. The Company's capital lease obligations at December 31, 1995 and 1994 were immaterial.
Leased equipment and accumulated amortization related to assets under capital leases at December 31 were:


(in thousands)                                       1995        1994
-----------------------------------------------------------------------------
Leased equipment                                  $ 1,545      $1,545
Accumulated amortization                            1,518       1,503


The Company leases its facilities and certain equipment under noncancelable operating leases. Rental expense under these leases amounted to approximately $966,000, $1,070,000 and $960,000 in each of the three years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum lease payments under operating leases were as follows at December 31, 1994:

(in thousands)
--------------------------------------------------------------------------------
                   1996                             $ 918
                   1997                               839
                   1998                               817
                   1999                               777
                   2000                               777
                   2001                               130
                                                      ---
                                                   $4,258
                                                   ------
                                                   ------



7.  SHAREHOLDERS' EQUITY

The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company's Board of Directors.

1994 AND 1984 STOCK OPTION PLANS

During 1994 and 1984, the Company adopted stock option plans under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees of the Company at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant nonstatutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. All options vest and become exercisable over periods of up to five years and expire five to ten years after the date of grant.

The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 1995 there were 1,032,690 options outstanding and 799,689 options exercisable under this plan with exercise prices ranging from $3.50 to $9.25.

In 1995, the Company allowed non officer employees to cancel outstanding options that had been granted under the 1984 plan but that had not yet become exercisable and replace them with new nonstatutory grants outside of the 1984 plan for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. Employees elected to cancel and receive new grants to purchase an aggregate of 175,453 shares at an exercise price of $2.00. At December 31, 1995 none of these options had been exercised.

The Company has reserved 725,000 shares of common stock for issuance pursuant to its 1994 stock option plan of which 150,000 shares were subject to shareholder approval as of December 31, 1995..

In 1995, the Company allowed employees to cancel outstanding options that had been granted under the 1994 plan but that had not yet become exercisable and replace them with new grants for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. Employees elected to cancel and receive new grants to purchase an aggregate of 455,384 shares at an exercise price of $2.00. These options are included in the cancellations and grants in 1995 in the following table which summarizes plan activity for the year ended December 31, 1995.

                                  Number of Shares
                               --------------------
                               Available     Options            Price Per
                               For Grant Outstanding                Share
----------------------------------------------------------------------------
Balance, December 31, 1994       307,000      18,000          $4.13-$4.75
Additional shares authorized     400,000           -
Granted                       (1,191,384)  1,191,384          $2.00-$4.48
Exercised                              -           -
Canceled                         504,799    (504,799)         $3.63-$4.75
                                 -------     -------
Balance, December 31, 1995        20,415     704,585          $2.00-$4.75
                                  ------     -------
                                  ------     -------

At December 31, 1995, options were exercisable for approximately 75,000 shares at $2.00 to $4.75 per share.

1990 AND 1995 DIRECTORS' STOCK OPTION PLANS

The Company has reserved 600,000 shares of its common stock for issuance pursuant to its 1990 and 1995 Directors' Stock Option Plans in aggregate, 300,000 of which were subject to shareholder approval as of December 31, 1995. Under these plans, non-employee directors of the Company have been granted options to purchase 90,000 shares (45,000 shares pursuant to each plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Because the 1990 Directors' Stock Option Plan was terminated in 1995 with respect to any additional grants, new non employee directors receive only a grant under the 1995 Directors' Stock Option Plan. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five years after the date of grant. The following table summarizes activity in the plans during the year ended December 31, 1995:


                                Available     Options             Price Per
                                For Grant Outstanding                Share
--------------------------------------------------------------------------------
Balance, December 31, 1994        30,000     270,000           $7.13-$8.13
Additional shares authorized     300,000           -
Granted                         (180,000)    180,000                 $2.00
Exercised                              -           -
Canceled                          90,000     (90,000)          $7.13-$8.13
Expired                         (120,000)          -
                                 -------    --------
Balance, December 31, 1995       120,000     360,000           $2.00-$8.00
                                 -------     -------
                                 -------     -------


At December 31, 1995, options were exercisable for 185,000 shares at $2.00 to $8.00 per share.

1989 EMPLOYEE STOCK PURCHASE PLAN

The Company has reserved 450,000 shares of common stock, (200,000 of which were subject to shareholder approval as of December 31, 1995) for issuance pursuant to its 1989 Employee Stock Purchase Plan. Under this plan, qualified employees, excluding non-employee directors, may purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. At December 31, 1995, approximately 294,000 shares had been purchased under this plan.

1991 SHAREHOLDER RIGHTS PLAN

In November 1991, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company. The Rights become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and are initially exercisable at a price of $34 per share. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $34 an amount of common stock of the Company, or in certain circumstances, securities of the acquirer, having a then current market value of twice the exercise price of the Right. The Rights are redeemable at the Company's option at $0.01 per Right before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company. The Rights expire on November 20, 2001.

8.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

In October 1989, the Company adopted a 401(k) savings and investment plan which covers all employees. The Company's contributions to the plan have been 50% matching of employee contributions up to 3% of each employee's base compensation and were approximately $109,000, $118,000 and $101,000 in the years ended December 31, 1995, 1994 and 1993, respectively.

9. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                                1995      1994        1993
----------------------------------------------------------------------------

Current Federal taxes                         $   -       $   -       $  15
Current state taxes                               -           -          50
                                              -----       -----       -----

Provision for income taxes                    $   -       $   -       $  65
                                              -----       -----       -----
                                              -----       -----       -----



Pretax losses from foreign operations were $1,185,000, $1,100,000 and $900,000 respectively in 1995, 1994 and 1993.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):


                                              1995         1994       1993
-----------------------------------------------------------------------------
Computed expected tax                      $(1,208)      $(317)      $ 200
Operating loss with no carryback benefit     1,208         391           -
State taxes, net of federal benefit              -           -          33
Benefit of net operating loss carryforward       -        ( 74)       (168)
                                              ----        ----        ----
Provision for income taxes                 $      -      $   -       $  65
                                           --------      -----       -----
                                           --------      -----       -----


The components of the deferred tax asset consist of the following at December 31, (in thousands):

                                            1995                1994
-----------------------------------------------------------------------------
Net operating loss carryforwards         $ 4,000             $ 2,763
General business credit carryforwards      1,000                 816
Inventory reserves and adjustments         1,400               1,354
Other accruals and reserves not
   currently deductible for tax purposes   1,500               1,814
                                           -----               -----
                                           7,900               6,817
Valuation allowance                       (7,900)             (6,817)
Net deferred tax asset                    $    -             $     -
                                          ------              ------
                                          ------              ------


For federal tax purposes, the Company has net operating loss, research and development credit and minimum tax credit carryforwards of $9,000,000, $350,000, and $300,000, respectively, expiring in 1997 through 2010. The Company has net operating loss and research and development credit carryforwards of $1,000,000 and $500,000, respectively, for state tax reporting purposes. The state net operating loss carryforward expires in the year 2000. In addition, the Company has foreign tax loss carryforwards of approximately $3,600,000 which begin to expire in 1998.

10. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company's trade receivables are made up of amounts due from its health care industry customers, primarily in the United States. Any concentration of credit risk is substantially alleviated by the Company's credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable. Bad debt expense has been insignificant.

The Company's export sales represent sales to unaffiliated customers in Europe, the Middle East and the Pacific Rim and were approximately 23%, 17% and 13% of total revenues in 1995, 1994 and 1993, respectively.

The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

11.  CONTINGENCIES

The Company is a party to a number of legal proceedings arising in the ordinary course of its business. These actions may include product liability and employee-related issues. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on its financial position or results of operations.

12.  SUBSEQUENT EVENTS (UNAUDITED)

In March 1996, the Company re-negotiated its agreement with a bank for a $5 million line of credit that provides for short-term borrowings based on certain eligible accounts receivable. The line of credit, which expires in March 1997, is secured by the assets of the Company and bears interest at the bank's prime rate plus one percentage point. Provisions of this agreement prohibit the payment of dividends and the repurchase of stock and require the Company to maintain certain minimum working capital and net worth levels.

                                      SCHEDULE I



                                      LASERSCOPE

                          VALUATION AND QUALIFYING ACCOUNTS
                                    (In thousands)

                                    Balance at                                      Balance at
                                    Beginning                                          End
    Descriptions                     of Period       Additions      Deductions      of Period
    ------------                    ----------       ---------      ----------      ---------
Allowance for doubtful
 accounts receivable:

  Year ended December 31, 1993         $540            $ --            $ --            $540
                                       ----            ----            ----            ----
                                       ----            ----            ----            ----
  Year ended December 31, 1994         $540            $ --            $ --            $540
                                       ----            ----            ----            ----
                                       ----            ----            ----            ----
  Year ended December 31, 1995         $540            $200            $250            $490
                                       ----            ----            ----            ----
                                       ----            ----            ----            ----

                                                      S-1

                                  INDEX TO EXHIBITS



EXHIBIT
NUMBER                    Description
-------                   -----------
10.11J Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated October 1, 1995.

10.11K Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated March 18, 1996.

10.11L   Loan Agreement between the Registrant and Silicon Valley
         Bank dated March 18, 1996.

10.18 1995 Directors' Stock Option Plan and form of Option agreement.

23.1     Consent of Ernst & Young, Independent Auditors (see page 43).

25.1     Power  of  Attorney  (see  pages 44 through 45).