Form 10-Q
period 1996-03-31
LASERSCOPE
filed 1996-05-15
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                    FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934
                      For the quarterly period ended March 31,1996 or

 --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

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

The number of shares of Registrant's common stock issued and outstanding as of April 30, 1996 was 7,060,755.

This document consists of 10 pages of which this is page 1.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION                                               3
     Item 1.    Condensed Consolidated Balance Sheets                        3
                Condensed Consolidated Statements of Income                  4
                Condensed Consolidated Statements of Cash Flows              5
                Notes to Condensed Consolidated Financial Statements         6
      Item 2.   Management's Discussion and Analysis of

                  Financial Condition and Results of Operations              7

                Results of Operations                                        7
                Liquidity and Capital Resources                              9

PART II.  OTHER INFORMATION                                                 10
  Item 1.       Legal Proceedings                                           10
  Item 2.       Changes in Securities                                       10
  Item 3.       Defaults upon Senior Securities                             10
  Item 4.       Submission of Matters to a Vote of Security Holders         10
  Item 5.       Other Items                                                 10
  Item 6.       Exhibits and Reports on Form  8-K                           10


SIGNATURES                                                                  10

PART I.         FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31,   DECEMBER 31,
(thousands)                                                      1996           1995
- - ------------------------------------------------------------------------------------
ASSETS

Current assets:
       Cash and cash equivalents                             $  2,591       $  2,278
       Accounts receivable, net                                 5,674          5,543
       Inventories                                              9,497         10,292
       Other current assets                                       643            692
                                                             --------       --------

                Total current assets                           18,405         18,805

  Property and equipment, net                                   2,478          2,663
  Other assets                                                  2,104          2,114
                                                             --------       --------

                Total assets                                 $ 22,987       $ 23,582
                                                             ========       ========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable                                           $  1,255       $  1,455
  Accrued compensation                                          1,257          1,156
  Other current liabilities                                     3,099          3,630
                                                             --------       --------

       Total current liabilities                                5,611          6,241

  Obligations under capital leases                                 12             15
  Commitments and contingencies

  Shareholders' equity:
           Common stock                                        37,248         37,248
           Accumulated deficit                                (19,159)       (19,296)
           Translation adjustments                               (350)          (251)
           Notes receivable from shareholders                    (375)          (375)
                                                             --------       --------

                Total shareholders' equity                     17,364         17,326
                                                             --------       --------

                Total liabilities and shareholders' equity   $ 22,987       $ 23,582
                                                             ========       ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
(thousands except per share amounts)                         1996         1995
- - ------------------------------------------------------------------------------
  Net revenues                                             $7,722       $9,215
  Cost of sales                                             3,852        4,383
                                                           ------       ------
  Gross margin                                              3,870        4,832

  Operating expenses:

       Research and development                               629          921
       Selling, general and administrative                  3,092        3,723
                                                           ------       ------
                                                            3,721        4,644

  Operating income                                            149          188
  Interest and other income, net                                7           99
                                                           ------       ------
  Income before income taxes                                  156          287
  Provision for income taxes                                   19           36
                                                           ------       ------
  Net income                                               $  137       $  251
                                                           ======       ======
  Net income per share                                     $ 0.02       $ 0.04
                                                           ======       ======
  Shares used in per share calculations                     7,295        6,989
                                                           ======       ======

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
(thousands)                                                   1996       1995
- - -----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                          $   137    $   251
       Adjustments to reconcile net income to cash
           cash provided by operating activities:
           Depreciation and amortization                       277        403
           Increase (decrease) from changes in:
                Accounts receivable                           (131)       391
                Inventories                                    795        291
                Other current assets                            49          5
                Other assets                                    10         22
                Accounts payable                              (200)       138
                Accrued compensation                           101        312
                Other current liabilities                     (531)      (149)
                                                           -------    -------
  Cash provided by operating activities                        507      1,664
                                                           -------    -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                    (92)      (242)
       Maturities of  held-to-maturity investments            --          984
       Other                                                   (99)         9
                                                           -------    -------
  Cash provided (used) by investing activities                (191)       751
                                                           -------    -------
  CASH USED BY FINANCING ACTIVITIES:
       Payments on obligations under capital leases             (3)      --
                                                           -------    -------
  Increase in cash and cash equivalents                        313      2,415
  Cash and cash equivalents, beginning of period             2,278      4,604
                                                           -------    -------
  Cash and cash equivalents, end of period                 $ 2,591    $ 7,019
                                                           =======    =======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
                Interest                                   $     3    $    20
                Income taxes                               $    25    $    22

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's annual report. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

2.  Inventory was comprised of the following:

                                                       MARCH 31,  DECEMBER 31,
                                                            1996          1995
                                                       -----------------------
  Sub-assemblies and purchased parts                     $ 6,558       $ 7,201
  Finished goods                                           2,939         3,091
                                                         -------       -------
                                                         $ 9,497       $10,292
                                                         =======       =======

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

    At March 31, 1996 and December 31, 1995 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.05 million and $3.02 million, respectively. At March 31, 1996 and December 31, 1995 the Company had no investment in short-term financial instruments.

5. Subsequent event: During April 1996, the Company and Heraeus MED, GmbH signed a definitive agreement for Heraeus Surgical, Inc.(a wholly-owned subsidiary of Heraeus MED, GmbH) to be acquired by the Company. The transaction is subject to approval by the shareholders of the Company as well as the obtaining of necessary governmental consents. Heraeus MED will receive approximately 4.6 million shares of newly issued Laserscope common stock and a $2.00 million cash payment in exchange for all of the outstanding shares of Heraeus Surgical, Inc. and certain assets and liabilities of Heraeus MED's German laser distribution organization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements subject to certain risks and uncertainties that could cause the actual results to differ materially for those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to expand further into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration as well as government agencies in other countries, the Company's ability to integrate successfully acquired businesses and other risks included from time to time in the Company's press announcements and public disclosure filings with the United States Securities and Exchange Commission, copies of which are available upon request from Laserscope's Investor Relations Department. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K.

Net revenues for the quarter ended March 31, 1996 were $7.72 million, a decrease of 16% from net revenues of $9.22 million in the corresponding quarter of 1995. Net revenues decreased during the first quarter of 1996 relative to the first quarter of 1995 as a combined result of higher unit shipments of the Company's KTP/YAG Surgical Laser Systems at lower average selling prices, lower shipments of disposable supplies and instrumentation and, to a lesser extent, lower sales of services.

Revenues from the sales of capital equipment comprised approximately 39% of total net revenues during the quarter ended March 31, 1996 compared to approximately 35% of total net revenues during the corresponding period in 1995. Although the revenues from sales of capital increased as a proportion of total net revenues, in absolute dollars these revenues decreased. While laser unit shipments were 11% higher in the first quarter of 1996 relative to the first quarter of 1995, average unit prices decreased during this period as a combined result of greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively capital equipment procurement by its customers, particularly its hospital customers in the United States. As a result, the Company expects that its revenue mix trends for capital equipment in the United States will continue to shift toward its lower priced Aura office laser.

Revenues from the sales of disposable supplies, instrumentation and service comprised approximately 61% of total net revenues during the quarter ended March 31, 1996, compared to approximately 65% of total net revenues in the corresponding period in 1995. The decrease is primarily the result of lower shipments of its side-firing devices used in prostate surgeries due to fewer prostate surgeries using laser surgical techniques being performed during the quarter ended March 31, 1996 than in the corresponding quarter of 1995. The Company believes that this was caused principally by increased drug treatment of those patients with mild to moderate prostate disorders as well as adoption of alternative electrosurgical techniques to perform prostate surgeries.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology, ear, nose and throat surgery, will continue to be important to its business. In addition, the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and to educate surgeons in the United States and internationally to encourage the adoption of such new applications. Finally, penetration of the international market, although increasing, has been limited and the Company continues to view this as a significant opportunity.

Gross margin as a percentage of net revenues for the quarter ended March 31, 1996 was 50%, compared to 52% for the corresponding quarter in 1995. The decrease is due in part to a higher proportion of revenues from sales to independent international distributors during the first quarter of 1996 than in the corresponding quarter of 1995. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. In addition, the Company continued to balance its inventories with product demand and it reduced production volumes in the first quarter of 1996 relative the first quarter of 1995 which further negatively impacted gross margins during the first quarter of 1996. The Company expects that gross margin as a percentage of revenues for the remainder of 1996 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products were approximately 32% lower in the first quarter of 1996 when compared to the corresponding quarter of 1995. As a percentage of net revenues these expenses were 8% and 10% in the quarters ended March 31, 1996 and March 31, 1995, respectively. This decrease is the combined result of expense control measures implemented by the Company during the fourth quarter of 1995 and reduced spending on the Company's Aura office laser which the Company shipped commercially commencing in December 1995. The Company expects to continue to make significant investments in research and development during 1996 and beyond.


Selling, general and administrative expenses in absolute terms decreased approximately 17% in the quarter ended March 31, 1996 compared to the corresponding quarter of 1995 although they did not decrease significantly as a percentage of net revenues. The reduction in the expense level is the combined result of lower direct selling expenses resulting from a higher proportion of its revenues being generated from sales to independent international distributors and expense reduction measures implemented by the Company during the fourth quarter of 1995. In absolute terms, the Company expects these amounts to continue to be lower in 1996 than in the corresponding periods in 1995 unless the Company's revenue base increases significantly. However, as a percentage of revenues, selling, general and administrative expenses are expected to remain at relatively high levels during 1996 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the quarters ended March 31, 1996 and 1995 the Company recorded income tax provisions representing effective tax rates of 12% and 13%, respectively. The amounts are below the combined federal and state rates primarily as a result of the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 1996 were $22.99 million and $5.61 million respectively, compared to assets and liabilities of $23.58 million and $6.24 million at December 31, 1995. Working capital increased $0.23 million from $12.56 million at December 31, 1995 to $12.79 million at March 31, 1996 while cash and cash equivalents increased $0.31 million during the period. The net increase in cash and cash equivalents was primarily due to cash provided by operating activities of $0.51 million. The Company anticipates that future changes in cash and working capital will be dependent on the levels of its business.

At March 31, 1996, cash and cash equivalents amounted to approximately $2.59 million. The Company currently has in place a $5.00 million revolving bank line of credit which expires October 1996 and under which no borrowings were outstanding at March 31, 1996

The Company's need for capital is affected by the current and anticipated demand for its products as well as procurement and production lead times in its manufacturing operations. Changes in these factors can have a significant impact on capital requirements.

        From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. During April 1996, the Company and Heraeus MED, GmbH signed a definitive agreement for Heraeus Surgical, Inc.(a wholly-owned subsidiary of Heraeus MED, GmbH) to be acquired by the Company. The transaction is subject to approval by the shareholders of the Company as well as the obtaining of necessary governmental consents. Heraeus MED will receive approximately 4.6 million shares of newly issued Laserscope common stock and a $2.00 million cash payment in exchange for all of the outstanding shares of Heraeus Surgical, Inc. and certain assets and liabilities of Heraeus MED's German laser distribution organization. The Company is exploring alternatives for financing its acquisition of Heraeus Surgical, Inc. including debt, equity or the use of the Company's currently existing cash resources. In the event the Company finances the Heraeus Surgical, Inc. acquisition using its existing cash resources, the Company anticipates that while its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through the Company's bank line of credit or otherwise would be required for the Company's currently envisioned long term needs.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                             Description

10.14 Form of Laserscope Management Continuity Agreement, as amended.

10.19    Acquisition of Heraeus Laser Business Agreement.

    (b)  Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               LASERSCOPE

                               Registrant


                               /s/ Dennis LaLumandiere
                               ----------------------------------------
                               Dennis LaLumandiere
                               Vice President of Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Date:  May 15, 1996