Form 10-K/A
period 1995-12-31
LASERSCOPE
filed 1996-07-25
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1995, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,648,000 as of March 20, 1996, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 7,060,634 shares of Registrant's Common Stock issued and outstanding as of March 20, 1996.

         The undersigned Registrant hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as set forth below.

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

                                     PART I

ITEM 1.  BUSINESS

Laserscope(R) designs, manufactures and markets on a worldwide basis surgical, dermatologic and therapeutic laser systems and related surgical instrumentation and disposable supplies and accessories. The Company's laser systems employ laser technology based on potassium titanyl phosphate (KTP) crystalline material and enable the physician to cut, coagulate and vaporize tissue in a wide variety of applications and procedures. The Company's laser systems also enable the surgeon to operate in contact or in near-contact with tissue, depending on the desired surgical effect. Laserscope's laser systems are especially well suited for minimally invasive surgery, which reduces bleeding, postoperative pain and recovery time as compared to conventional surgery.

The Company shipped its first KTP/532(R) Surgical Laser System in 1984. In 1989, the Company introduced the KTP/YAG(TM) laser system combining its KTP laser with an additional module that allows the physician to choose between the KTP wavelength of 532 nanometers and the neodymium yttrium-aluminum garnet (Nd:YAG) wavelength of 1,064 nanometers. The surgeon can select the KTP beam for precise surgical effects with minimal damage to surrounding tissue or for microscopic applications. Simply by pressing a button, the surgeon can switch virtually instantaneously to the Nd:YAG beam for increased coagulation and greater tissue penetration when desired. In 1991, the Company introduced the "XP" module that permits the laser systems to generate higher levels of laser energy. In 1994, the Company introduced the "Orion(TM)" models of its KTP/532 and KTP/YAG lasers. The Orions are smaller, lower priced, lower power versions of its KTP/532 and KTP/YAG lasers designed primarily for physician office applications and the international marketplace. In 1995, the Company introduce the "Aura(TM)" models of its KTP/532 lasers. The Aura is a compact, desk top size laser designed for use in the offices of dermatologists, aesthetic and ear nose and throat surgeons. The Company's laser systems are modular in nature and can be upgraded to provide additional functionality and value to the customer.

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

In the 1960's and 1970's, argon gas lasers were adopted for ophthalmic and dermatological procedures. In the 1980's, carbon dioxide (C02) lasers were employed in surgery and they are currently used in a wide variety of procedures.

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

LASERSCOPE PRODUCTS


The Company operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products in the United States to hospitals, outpatient surgical clinics and individual physician offices exclusively through its direct sales force. The Company has established direct marketing and support subsidiaries in the United Kingdom and France, and has established distributor relationships in several other countries. Laserscope sells both KTP/532 and YAG/1064 Surgical Laser Systems and also the dual wavelength KTP/YAG Surgical Laser System, which provides both KTP and Nd:YAG wavelength capability in a single system. All these systems are mobile and are designed to be modular and upgradeable in nature. The Company's base systems are the KTP/532 fiber optic laser that delivers KTP laser energy through a disposable fiber optic and the YAG/1064 laser that provides similar capability with the Nd:Yag wavelength. Additional modules are also available. First, dual wavelength capability may be added to provide a KTP/YAG Surgical Laser System. Second, alternative nonfiber optic delivery capability may be added to enable laser energy to be delivered through a microscope adapter (for use primarily in ear, nose and throat applications and neurosurgery), or through either a Dermastat(R) or Hexascan(TM) delivery system (for use in dermatology). Third, higher laser power is available through the 'XP' module introduced in 1991. The Orion models of the Company's KTP/532 and KTP/YAG Surgical Laser Systems, which are available in two power levels, and the Aura models of the Company's KTP/532 Surgical Laser Systems are lower priced, lower maximum power capability units which have similar features to the higher powered systems and also include the ability to employ the Company's SmartScan(TM) scanning device with StarPulse(TM) for dermatological applications. The Series 600 Dye Laser Module, which is pumped by the KTP/532 laser system was introduced in 1992 for applications in photodynamic therapy. This system provides the highest powers currently available for the photoactivation of PDT drugs.


The Company also sells a line of delivery systems, disposable supplies, instrumentation and other accessories. As the Company's installed base of Surgical Laser Systems has continued to increase, revenue from sales of these items has become an increasingly important component of the Company's overall business.

The Company's KTP/532 Surgical Laser System utilizes a KTP crystal to produce a high-power visible green surgical beam. Delivered through an optical fiber, this beam can cut, coagulate or vaporize by adjusting the power, spot size and proximity to the tissue. The system can be used either in direct contact or in near-contact with tissue with the Company's disposable EndostatTM fibers. The system can also be used in contact with tissue with the Company's Disposable Sculptured Endostat fibers. The KTP/532 laser offers a high degree of surgical precision. Target accuracy and exact spot size allow for minimal disruption of normal tissue. In addition, the beam is highly absorbed in blood and pigment, but passes safely through clear fluids, allowing surgery in most areas of the body.

The KTP/532 system may be used with either a hand-held fiberoptic delivery system, an endoscopic delivery system for minimally invasive surgery, with a special microscopic adapter for microscopic surgery, with a scanning device for use in dermatology or, with procedure-specific kits such as the KTP Disc Kit(TM) and the Angled Delivery Device (ADD(TM)). The computerized laser system includes a video display that provides instruction during each step of setup and laser operation. The KTP/532 laser is field upgradeable so that new software and delivery devices can be added easily to meet users' needs. In addition, current models of the KTP/532 system are based on a modular design approach that allows them to be upgraded in the field to include Nd:YAG capability and/or to provide higher power levels.

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

In 1992, the Company introduced a product called the Angled Delivery Device (ADD(TM)). The ADD product is used to deliver KTP or YAG laser energy at an angle, making it ideal for cutting, coagulation and vaporizing tissue in difficult to reach cylindrical cavities. In 1994, the Company introduced the next generation ADDStat(TM) which is more flexible than the ADD, allowing the surgeon greater ease of use. These devices have applications in urology as well as other specialties.

The Company's disposable Endostat optical fibers are available in different lengths and diameters for different surgical applications and preferences. The Company's wide variety of MicrostatTM handpieces, which are used to hold and aim the optical fiber, give the surgeon the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

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

Laserscope's 600 Series Dye Module has been cleared in Canada for use with Photofrin(R) for treatment of recurrent superficial papillary bladder cancer and in the Netherlands for use with Photofrin for treatment of esophageal and lung cancer and in the United States for the palliation of esophageal cancer. It is under investigation for other applications and the Company is seeking further regulatory approvals in the United States, other European countries and Japan.

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

The Company's U.S. sales efforts are managed by the Vice President of Marketing and Sales. The sales organization includes a laser sales force that addresses the hospital-based market and the office based dermatology/plastic surgery market for laser systems. In addition, the Company has an accessory sales force that both provide educational support and sell the Company's surgical instrumentation, disposable supplies and accessories. Finally, the Company has an in-house Customer Response Center which provides clinical assistance to users on the application of the Company's products.

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

INTERNATIONAL SALES

Through December 31, 1995, most of the Company's revenues have been generated from customers located in the United States. However, during the past five years the Company has increased its sales efforts into international markets and during 1991 obtained necessary regulatory clearances of certain overseas markets including Japan. Sales outside the United States generated approximately twenty three percent of the Company's revenues in 1995, seventeen percent in 1994, and thirteen percent in 1993. The Company's sales outside the U.S. are subject to certain risks common to all export activities, such as governmental regulation, export license requirements and the risk of imposition of tariffs or other trade barriers.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1995:

          Name                                       Age               Position
          ----                                       ---               --------
Benjamin L. Holmes...............................    61       Chairman of the Board and Director
Robert V. McCormick..............................    51       President, Chief Executive Officer and
                                                              Director
Thomas B. Boyd...................................    49       Senior Vice President of Operations and
                                                              Finance
Roy Fiebiger.....................................    41       Vice President of Marketing and Sales
Bonnie Jones ....................................    47       Vice President of Human Resources
Dennis LaLumandiere..............................    42       Vice President of Finance and Chief
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of December 31, 1995 the Company had approximately 1,000 shareholders of record.

The following table shows the Company's high and low selling prices for the years ended December 31, 1995 and December 31, 1994 as reported by Nasdaq:

                                                                    1995
                                                                    ----

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

                                                                    1994
                                                                    ----

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

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                                    THREE MONTHS ENDED
                                                                    ------------------

                                                     MAR 31,          JUN 30,           SEP 30,          DEC 31,
                                                     -------          -------           -------          -------
1995

Net revenues                                          $9,215           $6,879            $7,048           $6,991

Gross Margin                                           4,832            3,801             3,463            3,245

Net income (loss)                                        251             (835)           (1,259)          (1,709)

Net income (loss) per share                             0.04            (0.12)            (0.18)           (0.25)

1994

Net revenues                                          $9,124           $8,232            $8,769          $10,195

Gross Margin                                           5,078            4,299             4,828            5,197

Net income (loss)                                        180           (1,560)              178              271

Net income (loss) per share                             0.03            (0.23)             0.03             0.04

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:

                                                               1995              1994              1993
- -------------------------------------------------------------------------------------------------------
Net revenues                                                   100.0%            100.0%           100.0%
Cost of sales                                                   49.1              46.6             42.2
                                                               -----             -----            -----
Gross margin                                                    50.9              53.4             57.8
Operating expenses:
     Research and development                                   12.7               9.9             10.7
     Selling, general and administrative                        50.9              46.8             46.2
                                                               -----             -----            -----
                                                                63.6              56.7             56.9

Operating income (loss)                                        (12.7)             (3.3)              .9

Interest and other income, net                                    .9                .7               .9
                                                               -----             -----            -----
Income (loss) before income taxes                              (11.8)             (2.6)             1.8

Provision for income taxes                                          -                -               .2
                                                               ------            -----            -----

Net income (loss)                                               (11.8)%           (2.6)%            1.6%
                                                               ======            =====            =====


The Company sells its laser system products to hospitals, outpatient surgery centers and individual physicians in the United States, Europe, the Middle East and the Pacific Rim for multispecialty use in a wide range of surgical and therapeutic applications. The Company's sales in the U.S. are through its own direct sales force. The Company's export sales, which are generated by its wholly and majority owned subsidiaries in the United Kingdom and France and by independent distributors in the rest of the world, are denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world.

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

The Company believes that the acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery, will continue to be significant to its business. In addition, the adoption of photodynamic therapy by medical practitioners also will be important. The Company continues to invest in the development of new instrumentation for emerging surgical applications and to educate surgeons in the U.S. and internationally to encourage the adoption of such new applications. Finally, penetration of the international market, although increasing, has been limited and the Company continues to view this as a significant opportunity. International revenues accounted for approximately 23%, 17% and 13% of total revenues in 1995, 1994 and 1993, respectively.

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

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 (SFAS 123), " Accounting For Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB
25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information with respect to executive officers of Laserscope is set forth in "Item 1 - Business - Executive Officers of the Company" in this Annual Report on Form 10-K. Executive officers of the Company do not serve for set terms, but serve at the pleasure of the Board of Directors subject to Management
Continuity Agreements. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS." Members of the Company's Board of Directors serve until the next annual meeting of the Company's shareholders following their election to the Board, or until his or her successor has been elected and qualified.


The names of the Company's directors, and certain information about them as of December 31, 1995, are set forth below:

          Name                                       Age               Position
          ----                                       ---               --------
Benjamin L. Holmes...............................    61       Chairman of the Board and Director
Robert V. McCormick..............................    51       President, Chief Executive Officer and
                                                              Director
E. Walter Lange..................................    63       Director
Rodney Perkins, M.D..............................    59       Director
Robert J. Pressley, Ph.D.........................    63       Director

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

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                     AWARDS
                                                                                                     ------
                                                                                                   OPTION/SARS
                                                                ANNUAL COMPENSATION                 (SHARES)          ALL OTHER
                                                                -------------------
       NAME AND PRINCIPAL POSITION           YEAR           SALARY(1)         BONUS (2)(3)           (4)(5)       COMPENSATION (6)
       ---------------------------           ----           ---------         ------------          --------      ----------------
Robert V. McCormick                          1995           $248,060                  --            165,000             $2,004
   President and Chief Executive Officer     1994           $236,250                  --                 --             $2,045
                                             1993           $225,000                  --             40,000             $1,927
Thomas B. Boyd                               1995           $168,324(7)               --             45,000             $2,400
   Senior Vice President of Operations       1994           $183,428(8)          $20,000             65,000             $1,471
   and Finance                               1993                 --                  --                 --                 --

Bonnie Jones                                 1995           $107,330                  --             35,000             $1,543
   Vice President of Human Resources         1994           $ 99,750                  --             15,000             $1,496
                                             1993           $ 95,000              $9,500             35,000             $1,425

Dennis LaLumandiere                          1995           $119,690                  --             40,000             $1,794
   Vice President of Finance, Chief          1994           $103,500                  --             15,000             $1,548
   Financial Officer                         1993           $ 96,885              $9,821              8,500             $1,438

Joseph F. Rondinone                          1995           $131,250                  --                 --             $1,312
   Vice President of Research and            1994           $125,000                  --             25,000             $1,250
   Development(9)                            1993           $162,766(10)              --             27,000             $1,136

Eli Wismer                                   1995           $150,909             $32,643                 --             $1,744
   Vice President of North American          1994           $153,399(12)         $78,160             50,000             $1,927
   Sales & Education(11)                     1993           $193,953(12)         $83,135             20,000             $1,786

- ----------------

  (1) Includes amounts deferred under the Company's 401(k) plan.

  (2) Includes bonuses earned in the indicated fiscal year and paid in the subsequent fiscal year. Excludes bonuses paid in the indicated fiscal year but earned in the preceding fiscal year.

  (3) Executive officers are entitled to discretionary bonuses based on individual and corporate performance. These bonuses are determined by the Board of Directors based on the recommendation of the Human Resources Committee

  (4) The options listed with respect to 1995 long-term compensation awards include options granted upon the repricing of previously granted options. Options to purchase the following number of shares granted to the following persons in 1995 were canceled as a result of their repricing on November 30, 1995: Mr. McCormick -- 97,500: Mr. LaLumandiere -- 12,188. Such canceled options have not been included with respect to 1995 long-term compensations award. The repriced options retain the same term and vesting schedule as those options which were replaced.

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

  (8) Includes salary paid to Mr. Boyd during the period beginning on his employment commencement of April 18, 1994 and ending on December 31, 1994 and $79,578 paid to Mr. Boyd in connection with the relocation of his principal residence to the San Jose metropolitan area.

  (9) Mr. Rondinone terminated his employment with the Company in January 1996.

 (10) Includes $47,766 paid to Mr. Rondinone in connection with the relocation of his principal residence to the San Jose metropolitan area.

(11)  Mr. Wismer terminated his employment with the Company in October 1995.

(12) Includes the following amounts paid to Mr. Wismer in connection with the relocation of his principal residence to the San Jose metropolitan area:
      1994 -- $13,399 and 1993  -- $53,953.

                           STOCK OPTION GRANTS IN 1995

The following table sets forth information for the named executive officers with respect to grants of options to purchase Common Stock of the Company made in 1995 and the value of all options held by such executive officers on December 31, 1995.


                                                                                                      POTENTIAL
                                                                                                     REALIZABLE
                                              INDIVIDUAL GRANTS                                    VALUE AT ASSUMED
                                              -----------------
                                                        % OF TOTAL                                 ANNUAL RATES OF
                                                         OPTIONS                                        STOCK
                                                        GRANTED TO                                 PRICE APPRECIATION
                                          OPTIONS       EMPLOYEES     EXERCISE OR                        FOR
                                          GRANTED       IN FISCAL      BASE PRICE    EXPIRATION      OPTION TERM (3)
NAME                                   (SHARES) (1)       YEAR (2)    (PER SHARE)       DATE           5%        10%
- ----                                   ------------    ------------   -----------    ----------    --------   --------
Robert V. McCormick..............        22,500(4)         3.3%          $4.00        2/17/00       $24,900    $55,000
                                         97,500(5)        14.2%          $2.00        2/17/00       $44,600    $96,700
                                         45,000(6)         6.6%          $2.00       11/30/00       $24,900    $55,000
Thomas B. Boyd...................        45,000(6)         6.6%          $2.00       11/30/00       $24,900    $55,000
Bonnie Jones.....................        35,000(6)         5.1%          $2.00       11/30/00       $19,300    $42,700
Dennis LaLumandiere..............         2,812(4)         0.4%          $4.00        2/17/00       $ 3,100    $ 6,900
                                         12,188(5)         1.8%          $2.00        2/17/00       $ 5,600    $12,100
                                         25,000(6)         3.6%          $2.00       11/30/00       $13,800    $30,500
Joseph F. Rondinone, Ph.D(7) ......         --             --             --             --            --         --
Eli Wismer(8)....................           --             --             --             --            --         --

- ---------------------

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

                                                                             NUMBER OF                 VALUE OF UNEXERCISED
                                             SHARES                         UNEXERCISED                IN-THE-MONEY OPTIONS
                                            ACQUIRED                    OPTIONS AT 12/31/95:                AT 12/31/95:
                                               ON           VALUE          (EXERCISABLE/                   (EXERCISABLE/
NAME                                        EXERCISE      REALIZED       UNEXERCISABLE) (1)            UNEXERCISABLE) (1)(2)
- ----                                        --------      --------       ------------------            ---------------------
Robert McCormick...............                --            --          217,083 / 237,917                   --   /    --
Thomas B. Boyd.................                --            --           26,041 / 83,959                    --   /    --
Bonnie Jones...................                --            --           41,712 / 65,288                    --   /    --
Dennis LaLumandiere............                --            --           26,103 / 57,397                    --   /    --
Joseph F. Rondinone, Ph.D. (3)                 --            --           42,562 / 39,438                    --   /    --
Eli Wismer (4).................                --            --           58,978 / 0                         --   /    --

- -----------

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


                            COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors receive a retainer of $2,000 per quarter and $500 per meeting of the Board of Directors attended. In addition, non-employee members of the Board of Directors receive options to purchase shares of the Company's Common Stock pursuant to its 1990 Directors' Stock Option Plan (the "1990 Directors' Option Plan") and 1995 Directors' Stock Option Plan (the "1995 Directors' Option Plan").

The 1990 Directors' Option Plan, which has been terminated by the Board of Directors with respect to the grant of any future options, provided for the grant of nonstatutory options to nonemployee directors of the Company at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. Under the 1990 Directors' Option Plan, persons who were non-employee directors as of October 18, 1991, as well as persons who have joined the Board since that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, have been granted an option to purchase 45,000 shares of the Company's Common Stock. Options issued pursuant to this plan vest and become exercisable over three years with respect to each optionee who remains a director and expire five years after the date of grant.

The 1995 Directors' Option Plan was approved by the Board of Directors in November 1995 and also provides for the grant of nonstatutory options to non-employee directors of the Company at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. Under the 1995 Directors' Option Plan, persons who were non-employee directors as of November 30, 1995, as well as persons who have joined the Board since that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, have been granted an option to purchase 45,000 shares of the Company's Common Stock. Options issued pursuant to this plan vest and become exercisable over three years with respect to each optionee who remains a director and expire five years after the date of grant.

Directors who are employees of the Company do not receive any additional compensation for their services as a director.

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

                                                                                    SHARES BENEFICIALLY OWNED (1)
                                                                                    -----------------------------
                                                                                   NUMBER(2)       PERCENT OF TOTAL
                                                                                   ---------       ----------------
Thomas B. Boyd..............................................................           35,286             *
Benjamin L. Holmes..........................................................           61,041             *
Bonnie Jones................................................................           53,407             *
Dennis LaLumandiere.........................................................           34,946             *
E. Walter Lange.............................................................           51,250             *
Robert V. McCormick.........................................................          339,781            4.6%
Rodney Perkins, M.D. .......................................................          177,717            2.5%
Robert J. Pressley, Ph.D. ..................................................           72,266            1.0%
Joseph F. Rondinone, Ph.D.(3)...............................................            1,121             *
Eli Wismer(4)...............................................................           17,378             *
All directors and executive officers as a group
 (12 persons)...............................................................          850,410           11.0%

- ------------------
*        Less than 1%.

(1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other footnotes to this table.

(2) Includes with respect to each named person the following shares subject to options exercisable within 60 days of March 15, 1996: Mr. Boyd -- 32,812; Mr. Holmes -- 58,541; Ms. Jones -- 49,219; Mr. LaLumandiere -- 32,300; Mr. Lange -- 51,250; Mr. McCormick -- 277,082; Dr. Perkins -- 111,250; Dr.
      Pressley -- 51,250; Dr. Rondinone -- 0; Mr. Wismer -- 0.

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


The Company has sold Common Stock to certain employees and directors and accepted promissory notes secured by that stock as payment for certain of those shares. These notes originally carried annual interest rates of 9.0% to 9.5%. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79%. See "HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."


                                                                                        INDEBTEDNESS
                                                                                        TO THE COMPANY
                                                     TOTAL SHARES     AGGREGATE             AS OF
                                                      PURCHASED         PRICE          12/31/95 (1)(2)
                                                      ---------         -----          ---------------
PURCHASER

Rodney Perkins, M.D  ...................               16,667          $75,001            $128,603
Robert J. Pressley, Ph.D  ..............               16,666          $74,997            $128,788


         (1)  The shares were sold to Drs. Perkins and Pressley in September
         1989.

         (2) In all cases, the amount shown was also the largest amount of indebtedness owed to the Company at any time during 1995.

         (3) Payment in the form of promissory notes in the above transactions was approved in ach case by a majority of the disinterested directors of the Company and such sales were made pursuant to the Company's 1984 Stock Purchase Plan, which was approved by the shareholders of the Company. The original notes were due and payable in June 1991. The notes, which remained unpaid and continued to accrue interest, were refinanced in November 1995 and mature in November 1998.

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

     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

                                                                                                              Page
                                                                                                              ----
         Report of Ernst & Young LLP,  Independent Auditors.                                                   F-1

         Consolidated Balance Sheets at December 31, 1995 and 1994.                                            F-2

         Consolidated Statements of - Years ended December 31, 1995, 1994 and 1993.                            F-3


         Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993.                 F-4

         Consolidated Statements of Shareholders'  Equity - Years ended December 31, 1995,
         1994 and 1993.                                                                                        F-5

         Notes to Consolidated Financial Statements.                                              F-6 through F-14

    (2)  The following financial statement  for the years ended December 31, 1995, 1994 and
         1993 is submitted herewith:
                                                                                                              Page
                                                                                                              ----
         Schedule II - Valuation and Qualifying Accounts                                                       S-1

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number            Description
- ------            -----------
3.3               Seventh Amended and Restated Articles of Incorporation of
                  Registrant.(1)

3.4               By-laws of  Registrant, as amended.(5)

4.1 Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(13)

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

10.6F Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated June 25,
                  1990.(8)

10.6G Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated December 14,
                  1989.(10)

10.8              License Agreement between the Registrant and DuPont dated June
                  10, 1986.(2)

10.9              License Agreement between the Registrant and Patlex
                  Corporation dated February 24, 1989.(2)(3)

10.10             Form of Indemnification Agreement.(2)

Exhibit
Number            Description
- ------            -----------
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

Exhibit
Number            Description
- ------            -----------
10.18             1995 Directors' Stock Option Plan and form of Option
                  Agreement.(12)

22.1              Subsidiaries of Registrant.(7)

23.1              Consent of Ernst & Young LLP, Independent Auditors (see page
                  30).(12)



(b) Reports on Form 8-K:  None.

- -------------------------------------------------------------------------------

(1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

(2) Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(3)      Confidential treatment granted by order effective November 28, 1989.

(4) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(5) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

(6) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

(7) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

(8) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

(9) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995.

(12)     Filed herewith.

(13) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed November 15, 1991.

                                  EXHIBIT 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38831, 33-53052) pertaining to the 1990 Director's Stock Option Plan and the Registration Statements (Form S-8 No. 33-33692, 33-53158) pertaining to the 1989 Employee Stock Purchase Plan and 1984 Stock Option Plan and the Registration Statement (Form S-8 No. 33-40506) pertaining to the 1984 Stock Option Plan and the Registration Statements (Form S-8 No. 33-82524, 33-63603) pertaining to the 1994 Stock Option Plan of Laserscope of our report dated January 26, 1996, with respect to the consolidated financial statements and schedule of Laserscope included in the Annual Report (Form 10-K/A) for the year ended December 31, 1995.

                                Ernst & Young LLP

San Jose, California
July 22, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  LASERSCOPE


Date: July 22, 1996                               By: /s/ Robert V. McCormick*
                                                      ------------------------

                                                          Robert V. McCormick
                                                          President and Chief
                                                          Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


         Signature                                   Title                        Date
- ---------------------------------------------------------------------------------------------
/s/ Benjamin L. Holmes*                     Chairman of the Board of           July 22, 1996
- ------------------------------------
 (Benjamin L. Holmes)                       Directors


/s/ Robert V. McCormick*                    President, Chief Executive         July 22, 1996
- ------------------------------------
   (Robert V. McCormick)                    Officer and Director


/s/ Dennis LaLumandiere*                    Vice President of Finance          July 22, 1996
- ------------------------------------
   (Dennis LaLumandiere)                    (Principal Financial and
                                            Accounting Officer)

/s/ E. Walter Lange*                        Director                           July 22, 1996
- ------------------------------------
   (E. Walter Lange)


/s/ Rodney Perkins*                         Director                           July 22, 1996
- ------------------------------------
   (Rodney Perkins, M.D.)

/s/ Robert J. Pressley*                     Director                           July 22, 1996
- ------------------------------------
   (Robert J. Pressley, Ph.D.)



*By:  /s/ Dennis LaLumandiere
    ---------------------------------
       (Dennis LaLumandiere
        Attorney-in-fact)

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

                                               Ernst & Young LLP

San Jose, California
January 26, 1996

                                   LASERSCOPE
                           CONSOLIDATED BALANCE SHEETS


                                                                            December 31,
- ---------------------------------------------------------------------------------------------
(dollars in thousands)                                                   1995          1994
ASSETS

Current Assets:
     Cash and cash equivalents                                         $  2,278      $  4,604
     Short-term investments                                                --           1,998
     Accounts receivable, net                                             5,543         8,066
     Inventories                                                         10,292         7,512
     Other current assets                                                   692         1,038
                                                                       --------      --------
     Total current assets                                                18,805        23,218
Property and equipment, net                                               2,663         3,320
Investment in NWL                                                         1,681          --
Other assets                                                                433           783
                                                                       --------      --------
Total assets                                                           $ 23,582      $ 27,321
                                                                       ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                  $  1,455      $  1,292
     Accrued compensation                                                 1,156         1,136
     Warranty                                                               476           677
     Deferred revenue                                                     2,008         2,325
     Other accrued liabilities                                            1,132           950
     Current obligations under capital leases                                14            13
                                                                       --------      --------
     Total current liabilities                                            6,241         6,393

Obligations under capital leases                                             15            27

Commitments and contingencies

Shareholders' equity:
     Common stock 7,060,634 shares outstanding (6,983,844 in 1994)       37,248        37,074
     Accumulated deficit                                                (19,296)      (15,744)
     Translation adjustments                                               (251)         (180)
     Notes receivable from shareholders                                    (375)         (249)
                                                                       --------      --------
     Total shareholders' equity                                          17,326        20,901
                                                                       --------      --------
Total liabilities and shareholders' equity                             $ 23,582      $ 27,321
                                                                       ========      ========


See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,

(thousands, except per share amounts)             1995        1994        1993
- --------------------------------------------------------------------------------
Net Revenues:
     Products                                   $ 24,974    $ 30,671    $ 31,946
     Services                                      5,159       5,649       5,885
                                                --------    --------    --------
                                                  30,133      36,320      37,831
Cost of Sales:
     Products                                     11,526      13,715      13,115
     Services                                      3,266       3,203       2,872
                                                --------    --------    --------
                                                  14,792      16,918      15,987

Gross margin                                      15,341      19,402      21,844

Operating expenses:
     Research and development                      3,838       3,589       4,044
     Selling, general and administrative          15,333      16,994      17,477
                                                --------    --------    --------
                                                  19,171      20,583      21,521

Operating income (loss)                           (3,830)     (1,181)        323

Interest and other income, net                       278         250         331
                                                --------    --------    --------
Income (loss) before income taxes                 (3,552)       (931)        654

Provision for income taxes                          --          --            65
                                                --------    --------    --------
Net income (loss)                               $ (3,552)   $   (931)   $    589
                                                ========    ========    ========
Net income (loss) per share                     $  (0.51)   $  (0.13)   $   0.09
                                                ========    ========    ========
Shares used in per share calculations              6,999       6,924       6,834
                                                ========    ========    ========

See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,

(in thousands)                                                       1995        1994      1993
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                            $(3,552)   $  (931)   $   589

      Adjustments to reconcile net income (loss) to
        cash provided (used) by operating activities:
      Depreciation and amortization                                  1,419      1,623      1,714

      Increase (decrease) from changes in:
         Accounts receivable                                         2,523       (460)    (1,575)
         Inventories                                                (2,780)       853        487
         Other current assets                                          346         20         98
         Other assets                                                  350         86       (399)
         Accounts payable                                              163       (485)      (860)
         Accrued compensation                                           20       (312)      (143)
         Warranty                                                     (201)      (166)       (75)
         Deferred revenue                                             (317)      (151)        44
         Other accrued liabilities                                     182       (432)      (723)
                                                                   -------    -------    -------
      Cash used by operating activities                             (1,847)      (355)       (84)
                                                                   -------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of held-to-maturity investments                        --       (3,001)    (3,056)
      Maturity of held-to-maturity investments                       1,998      3,030      8,174
      Capital expenditures                                            (762)    (1,684)    (1,383)
      Funding of agreement with NWL                                 (1,681)      --         --
      Other                                                            (71)        11        (47)
                                                                   -------    -------    -------
      Cash provided (used) by investing activities                    (516)    (1,644)     3,688
                                                                   -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on obligations under capital leases                      (11)      (101)      (236)
      Proceeds from the sale of common stock under stock
      plans, net of repurchases and shareholder notes receivable        48        587        510
                                                                   -------    -------    -------
      Cash provided by financing activities                             37        486        274
                                                                   -------    -------    -------
      Increase (decrease) in cash and cash equivalents              (2,326)    (1,513)     3,119

      Cash and cash equivalents, beginning of year                   4,604      6,117      2,998
                                                                   -------    -------    -------
      Cash and cash equivalents, end of year                       $ 2,278    $ 4,604    $ 6,117
                                                                   =======    =======    =======

See notes to consolidated financial statements

                                   LASERSCOPE
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Notes            Total
                                                            Accumulated          Translation     Receivable from   Shareholders'
(dollars in thousands)                 Common Stock           Deficit            Adjustments      Shareholders        Equity
- --------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992             $36,094            $(15,402)                $(144)           $(366)          $20,182

Issuance of 104,924 shares
   under stock plans, net
   of repayment of notes                     399                                                        111               510

Translation adjustments                                                                (47)                               (47)

Net Income                                                       589                                                      589
                                         -------            --------                 -----            -----           -------
Balance at December 31, 1993              36,493             (14,813)                 (191)            (255)           21,234

Issuance of 140,665 shares
   under stock plans, net
   of repayment of notes                     581                                                          6               587

Translation adjustments                                                                 11                                 11

Net loss                                                        (931)                                                    (931)
                                         -------            --------                 -----            -----           -------
Balance at December 31, 1994              37,074             (15,744)                 (180)            (249)           20,901

Issuance of 76,790 shares
   under stock plans, net
   of repayment and
   refinancing of notes                      174                                                       (126)               48

Translation adjustments                                                                (71)                               (71)

Net loss                                                      (3,552)                                                  (3,552)
                                         -------            --------                 -----            -----           -------
Balance at December 31, 1995             $37,248            $(19,296)                $(251)           $(375)          $17,326
                                         =======            ========                 =====            =====           =======

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

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 (SFAS 123), " Accounting For Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with provisions of APB 25.

Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

2. ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consist of:

(in thousands)                                   1995               1994
- -------------------------------------------------------------------------
Trade accounts receivable                       $6,033             $8,606
Less:  allowance for doubtful accounts            (490)              (540)
                                                ------             ------
                                                $5,543             $8,066
                                                ======             ======

3. INVENTORIES

Inventories at December 31 consist of:

(in thousands)                                       1995           1994
- -------------------------------------------------------------------------
Sub-assemblies and purchased parts                 $ 7,201         $4,996
Finished goods                                       3,091          2,516
                                                   -------         ------
                                                   $10,292         $7,512
                                                   =======         ======

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consists of:

(in thousands)                                             1995          1994
- --------------------------------------------------------------------------------
Machinery and equipment                                  $  4,562      $  4,189
Office equipment and furniture                              6,917         6,535
Leasehold improvements                                      1,781         1,776
                                                         --------      --------
                                                           13,260        12,500
Less accumulated depreciation and amortization            (10,597)       (9,180)
                                                         --------      --------
                                                         $  2,663      $  3,320
                                                         ========      ========


5. INVESTMENT IN NWL





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

6. LEASE OBLIGATIONS

The Company has not entered into any significant lease agreements that have been accounted for as capital leases during the last three years. The Company's capital lease obligations at December 31, 1995 and 1994 were immaterial. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were:

(in thousands)                                             1995             1994
- --------------------------------------------------------------------------------
Leased equipment                                         $1,545           $1,545
Accumulated amortization                                  1,518            1,503

The Company leases its facilities and certain equipment under noncancelable operating leases. Rental expense under these leases amounted to approximately $966,000, $1,070,000 and $960,000 in each of the three years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum lease payments under operating leases were as follows at December 31, 1994:

(in thousands)
- --------------------------------------------------------------------------------
                      1996                            $  918
                      1997                               839
                      1998                               817
                      1999                               777
                      2000                               777
                      2001                               130
                                                      ------
                                                      $4,258
                                                      ======

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

The Company has reserved 725,000 shares of common stock for issuance pursuant to its 1994 stock option plan of which 150,000 shares were subject to shareholder approval as of December 31, 1995.

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

                                        Number of Shares
                                    --------------------------
                                    Available        Options         Price Per
                                    For Grant      Outstanding         Share
- --------------------------------------------------------------------------------
Balance, December 31, 1994            307,000          18,000      $4.13 - $4.75
Additional shares authorized          400,000            --
Granted                            (1,191,384)      1,191,384      $2.00 - $4.48
Exercised                                --              --
Canceled                              504,799        (504,799)     $3.63 - $4.75
                                   ----------       ---------
Balance, December 31, 1995             20,415         704,585      $2.00 - $4.75
                                   ==========       =========

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

                                       Available      Options       Price Per
                                       For Grant    Outstanding       Share
- --------------------------------------------------------------------------------
Balance, December 31, 1994               30,000       270,000      $7.13 - $8.13
Additional shares authorized            300,000          --
Granted                                (180,000)      180,000      $2.00
Exercised                                  --            --
Canceled                                 90,000       (90,000)     $7.13 - $8.13
Expired                                (120,000)         --
                                       --------       -------
Balance, December 31, 1995              120,000       360,000      $2.00 - $8.00
                                       ========       =======

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

9. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                                1995           1994         1993
- --------------------------------------------------------------------------------
Current federal taxes                         $   --         $   --          $15
Current state taxes                               --             --           50
                                              --------       --------        ---
Provision for income taxes                    $   --         $   --          $65
                                              ========       ========        ===

Pretax losses from foreign operations were $1,185,000, $1,100,000 and $900,000 respectively in 1995, 1994 and 1993.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                 1995         1994         1993
- --------------------------------------------------------------------------------
Computed expected tax                          $(1,208)     $  (317)     $   200
Operating loss with no carryback benefit         1,208          391         --
State taxes, net of federal benefit               --           --             33
Benefit of net operating loss carryforward        --            (74)        (168)
                                               -------      -------      -------
Provision for income taxes                     $  --        $  --        $    65
                                               =======      =======      =======

The components of the deferred tax asset consist of the following at December 31, (in thousands):

                                                          1995           1994
- --------------------------------------------------------------------------------
Net operating loss carryforwards                         $ 4,000        $ 2,763
General business credit carryforwards                      1,000            816
Inventory reserves and adjustments                         1,400          1,354
Other accruals and reserves not
   currently deductible for tax purposes                   1,500          1,814
                                                         -------        -------
                                                           7,900          6,817
Valuation allowance                                       (7,900)        (6,817)
                                                         -------        -------
Net deferred tax asset                                   $  --          $  --
                                                         =======        =======

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


The Company's export sales represent sales to unaffiliated customers and are displayed in the following table in approximate percentages of net revenues.

                                           1995            1994            1993
EUROPE                                       15%             10%              7%
MIDDLE EAST                                   1%              1%              1%
PACIFIC RIM                                   7%              6%              5%
                                             --              --              --
TOTAL                                        23%             17%             13%


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

                                   SCHEDULE I


                                   LASERSCOPE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                             Balance at                        Balance at
                                             Beginning                            End
Descriptions                                 of Period   Additions  Deductions of Period
- ------------                                 ----------  ---------  ---------- ----------
Allowance for doubtful accounts receivable:

  Year ended December 31, 1993                  $540     $  --       $  --       $540
                                                ====     =======     =======     ====
  Year ended December 31, 1994                  $540     $  --       $  --       $540
                                                ====     =======     =======     ====
  Year ended December 31, 1995                  $540     $   200     $   250     $490
                                                ====     =======     =======     ====

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                    DESCRIPTION



10.11J Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated October 1, 1995.

10.11K Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated March 18, 1996.

10.11L Loan Agreement between the Registrant and Silicon Valley Bank dated March 18, 1996.

10.18          1995 Directors' Stock Option Plan and form of Option agreement.


23.1           Consent of Ernst & Young, Independent Auditors (see page 30).