Form 10-Q
period 1996-07-25
LASERSCOPE
filed 1996-08-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30,1996 or

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

                                 Yes /x/ No / /

The number of shares of Registrant's common stock issued and outstanding as of July 31, 1996 was 7,189,421.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION............................................................................        3
     Item 1.    Condensed Consolidated Balance Sheets.....................................................        3
                Condensed Consolidated Statements of Operations  .........................................        4
                Condensed Consolidated Statements of Cash Flows...........................................        5
                Notes to Condensed Consolidated Financial Statements......................................        6
      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................        7
                Results of Operations.....................................................................        7
                Liquidity and Capital Resources...........................................................        9

PART II.  OTHER INFORMATION..............................................................................        10
  Item 1.       Legal Proceedings........................................................................        10
  Item 2.       Changes in Securities....................................................................        10
  Item 3.       Defaults upon Senior Securities..........................................................        10
  Item 4.       Submission of Matters to a Vote of Security Holders......................................        10
  Item 5.       Other Items..............................................................................        12
  Item 6.       Exhibits and Reports on Form  8-K........................................................        12


SIGNATURES      ........................................................................................         12

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     JUNE 30,       DECEMBER 31,
(thousands)                                              1996               1995
- ----------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents ............          $  3,432           $  2,278
     Accounts receivable, net .............             6,263              5,543
     Inventories ..........................             9,002             10,292
     Other current assets .................               535                692
                                                     --------           --------
              Total current assets ........            19,232             18,805

Property and equipment, net ...............             2,430              2,663
Investment in NWL .........................             1,681              1,681
Other assets ..............................               678                433
                                                     --------           --------
              Total assets ................          $ 24,021           $ 23,582
                                                     ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable ..........................          $  1,640           $  1,455
Accrued compensation ......................             1,369              1,156
Other current liabilities .................             3,233              3,630
                                                     --------           --------

     Total current liabilities ............             6,242              6,241

Obligations under capital leases ..........                 8                 15
Commitments and contingencies

Shareholders' equity:
         Common stock .....................            37,404             37,248
         Accumulated deficit ..............           (18,908)           (19,296)
         Translation adjustments ..........              (350)              (251)
         Notes receivable from shareholders              (375)              (375)
                                                     --------           --------
         Total shareholders' equity .......            17,771             17,326
                                                     --------           --------
Total liabilities and shareholders' equity           $ 24,021           $ 23,582
                                                     ========           ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
(thousands except per share amounts)                  1996              1995               1996              1995
- -------------------------------------------------------------------------------------------------------------------
Net revenues ...........................          $  8,481          $  6,879           $ 16,203          $ 16,094
Cost of sales ..........................             4,288             3,078              8,140             7,461
                                                  --------          --------           --------          --------
Gross margin ...........................             4,193             3,801              8,063             8,633
Operating expenses:
     Research and development ..........               522             1,118              1,151             2,039
     Selling, general and administrative             3,401             3,643              6,493             7,366
                                                  --------          --------           --------          --------
                                                     3,923             4,761              7,644             9,405
Operating income (loss) ................               270              (960)               419              (772)
Interest and other income, net .........                15                89                 22               188
                                                  --------          --------           --------          --------
Income (loss) before income taxes ......               285              (871)               441              (584)
Provision for income taxes .............                34               (36)                53                --
                                                  --------          --------           --------          --------
Net income (loss) ......................          $    251          $   (835)          $    388          $   (584)
                                                  ========          ========           ========          ========
Net income (loss) per share ............          $   0.03          $  (0.12)          $   0.05          $  (0.08)
                                                  ========          ========           ========          ========
Shares used in per share calculations ..             7,657             6,984              7,512             6,984
                                                  ========          ========           ========          ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30,
(thousands)                                                                              1996           1995
- ---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss) .........................................................       $   388        $  (584)
     Adjustments to reconcile net income to cash
         cash provided by operating activities:
         Depreciation and amortization .........................................           513            818
         Increase (decrease) from changes in:
              Accounts receivable ..............................................          (720)         2,376
              Inventories ......................................................         1,290         (1,946)
              Other current assets .............................................           157           (191)
              Other assets .....................................................          (245)            47
              Accounts payable .................................................           185            442
              Accrued compensation .............................................           213            131
              Other current liabilities ........................................          (397)          (371)
                                                                                       -------        -------
Cash provided by operating activities ..........................................         1,384            722
                                                                                       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ......................................................          (280)          (396)
     Purchases of held-to-maturity investments .................................            --             --
     Funding of agreement with NWL .............................................            --         (1,674)
     Maturities of  held-to-maturity investments ...............................            --            997
     Other .....................................................................           (99)           (26)
                                                                                       -------        -------
Cash used by investing activities ..............................................          (379)        (1,099)
                                                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on obligations under capital leases ..............................            (7)            (5)
     Proceeds on sale of common stock ..........................................           156             --
                                                                                       -------        -------
Cash provided (used) by financing activities ...................................           149             (5)
                                                                                       -------        -------
Increase (decrease) in cash and cash equivalents ...............................         1,154           (382)
Cash and cash equivalents, beginning of period .................................         2,278          4,604
                                                                                       -------        -------
Cash and cash equivalents, end of period .......................................       $ 3,432        $ 4,222
                                                                                       =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
              Interest .........................................................       $     6        $    22
              Income taxes .....................................................       $    32        $    26

See notes to condensed consolidated financial statements NOTES TO CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's annual report. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

2.       Inventory was comprised of the following:

                                                         JUNE 30,      DECEMBER 31,
                                                          1996            1995
                                                         -------         -------
         Sub-assemblies and purchased parts              $ 6,312         $ 7,201
         Finished goods                                    2,690           3,091
                                                         -------         -------
                                                         $ 9,002         $10,292
                                                         =======         =======

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

         At June 30, 1996 and December 31, 1995 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.77 million and $1.10 million, respectively. At June 30, 1996 and December 31, 1995 the Company had no investment in short-term financial instruments.

5. During April 1996, the Company and Heraeus MED, GmbH signed a definitive agreement for the acquisition of Heraeus Surgical, Inc. (a wholly-owned subsidiary of Heraeus MED, GmbH). The transaction is subject to approval by the shareholders of the Company as well as the obtaining of necessary governmental consents. Heraeus MED will receive approximately 4.6 million shares of newly issued Laserscope common stock and a $2.00 million cash payment in exchange for all of the outstanding shares of Heraeus Surgical, Inc. and certain assets and liabilities of Heraeus MED's German laser distribution organization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to expand further into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration as well as government agencies in other countries, the Company's ability to integrate successfully acquired businesses and other risks included from time to time in the Company's press announcements and public disclosure filings with the United States Securities and Exchange Commission, copies of which are available upon request from Laserscope's Investor Relations Department. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10K, as amended.

Net revenues for the quarter and six months ended June 30, 1996 were $8.48 million and $16.20 million, respectively. Compared to the corresponding quarter and six months of 1995, these revenues increased approximately 23% and 1%, respectively. Net revenues increased during the quarter and six months ended June 30, 1996 relative to the corresponding period of 1995 as a result of higher unit shipments of the Company's KTP/YAG Surgical Laser Systems, partially offset by lower average selling prices, lower shipments of disposable supplies and instrumentation and, to a lesser extent, lower sales of services.

Revenues from the sales of capital equipment comprised approximately 47% and 43% of total net revenues during the quarter and six months ended June 30, 1996, respectively, compared to approximately 24% and 30% of total net revenues during the corresponding periods in 1995. In absolute dollars, during the quarter and six months ended June 30, 1996 these revenues increased 140% and 44%, respectively, compared to the corresponding periods in 1995. Laser unit shipments were 195% and 79% higher in the quarter and six months ended June 30, 1996, respectively, than the corresponding periods of 1995. However, average unit prices decreased during these periods as a combined result of greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively capital equipment procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends for capital equipment in the U.S. market will continue to shift toward its lower priced Aura office laser.

Revenues from the sales of disposable supplies, instrumentation and service comprised approximately 53% and 57% of total net revenues during the quarter and six months ended June 30, 1996, respectively, compared to approximately 76% and 70% of total net revenues in the corresponding periods in 1995. The decreases are primarily the result of lower shipments of its side-firing devices used in prostate surgeries due to fewer prostate surgeries using laser surgical techniques being performed during the quarter and six months ended June 30, 1996 than in the corresponding periods of 1995. The Company believes that this was caused principally by increased drug treatment of those patients with mild to moderate prostate disorders as well as adoption of alternative electrosurgical techniques to perform prostate surgeries.

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

Gross margin as a percentage of net revenues for the quarter ended June 30, 1996 was 49%, compared to 55% for the corresponding quarter in 1995. During the six months ended June 30, 1996, gross margin as a percentage of net revenues was 50% compared to 54% in the corresponding period in 1995. The decreases are due in part to a higher proportion of revenues from sales to independent international distributors during the first six months of 1996 than in the corresponding period of 1995. These revenues generally generate lower gross margins than those generated through the Company's direct sales force. In addition, the Company continued to balance its inventories with product demand and it reduced production volumes in the first six months of 1996 relative to the first six months of 1995 which further negatively impacted gross margins during the first six months of 1996. The Company expects that gross margin as a percentage of revenues for the remainder of 1996 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products were approximately 53% and 44% lower in the quarter and six months ended June 30, 1996, respectively, when compared to the corresponding periods in 1995. As a percentage of net revenues these expenses were 6% and 7% in the quarter and six months ended June 30, 1996, respectively, compared to 16% and 13% in the corresponding periods in 1995, respectively. These decreases are the combined result of expense control measures implemented by the Company during the fourth quarter of 1995 and reduced spending on the Company's Aura office laser which the Company shipped commercially commencing in December 1995. The Company expects, however, to continue to make significant investments in research and development during 1996 and beyond.

Selling, general and administrative expenses in absolute terms decreased approximately 7% and 12% in the quarter and six months ended June 30, 1996, respectively, compared to the corresponding periods of 1995. As a percentage of net revenues, selling, general and administrative expenses were 40% for each of the quarter and six months ended June 30, 1996 compared to 53% and 46% in the corresponding periods of 1995. The reduction in the expense level is the combined result of lower direct selling expenses resulting from a higher proportion of revenues being generated from sales to independent international distributors and expense reduction measures implemented by the Company during the fourth quarter of 1995. The Company expects selling, general and administrative expenses to remain at relatively high levels during 1996 since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the six months ended June 30, 1996 the Company recorded income tax provisions representing an effective tax rate of 12%. The amount is below the combined federal and state rates primarily as a result of the utilization of available net operating loss carryforwards. During the corresponding period of 1995, the Company recorded no income tax provision due to the cumulative net operating loss for the period.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of June 30, 1996 were $24.02 million and $6.24 million respectively, compared to assets and liabilities of $23.58 million and $6.24 million at December 31, 1995. Working capital increased $0.43 million from $12.56 million at December 31, 1995 to $12.99 million at June 30, 1996 while cash and cash equivalents increased $1.15 million during the period. The net increase in cash and cash equivalents was primarily due to cash provided by inventory reductions of $1.29 million. The Company anticipates that future changes in cash and working capital will be dependent on the levels of its business.

At June 30, 1996, cash and cash equivalents amounted to approximately $3.43 million. The Company currently has in place a $5.00 million revolving bank line of credit which expires in October 1996 and under which no borrowings were outstanding at June 30, 1996.

The Company's need for capital is affected by the current and anticipated demand for its products as well as procurement and production lead times in its manufacturing operations. Changes in these factors can have a significant impact on capital requirements.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. During April 1996, the Company and Heraeus MED, GmbH signed a definitive agreement for the acquisition of Heraeus Surgical, Inc. (a wholly-owned subsidiary of Heraeus MED, GmbH). The transaction is subject to approval by the shareholders of the Company as well as the obtaining of necessary governmental consents. Heraeus MED will receive approximately 4.6 million shares of newly issued Laserscope common stock and a $2.00 million cash payment in exchange for all of the outstanding shares of Heraeus Surgical, Inc. and certain assets and liabilities of Heraeus MED's German laser distribution organization. The Company is exploring alternatives for financing its acquisition of Heraeus Surgical, Inc. including debt, equity or the use of the Company's currently existing cash resources. In the event the Company finances the Heraeus Surgical, Inc. acquisition using its existing cash resources, the Company anticipates that, while its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through the Company's bank line of credit or otherwise would be required for the Company's currently envisioned long term needs.

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

ITEM 2. CHANGES IN SECURITIES

         Reference is made to Item 1 "Description of the First Amendment dated as of April 22, 1996 to the Common Share Rights Agreement dated as of October 31, 1991" of the Company's Registration Statement on Form 8-A/A filed June 12, 1996 which is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  The annual meeting of shareholders was held on June 7, 1996.

    (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                                                                     Present but
                                                          For               Withheld              Abstained           Not Voting
                                                          ---                ------               ---------           ----------
                  Benjamin L. Holmes                   6,077,124             466,352                   0                   0
                  E. Walter Lange                      6,077,124             466,352                   0                   0
                  Robert V. McCormick                  6,072,544             470,932                   0                   0
                  Rodney  Perkins, M.D                 6,072,724             470,752                   0                   0
                  Robert  J. Pressley, Ph.D            6,076,524             466,952                   0                   0

    (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                                        Present but
                                                               For                Opposed            Abstained           Not Voting
                                                               ---                -------            ---------           ----------
                  To authorize an                           5,413,830             991,818              57,138              80,690
                  amendment to the
                  Company's 1994 Stock
                  Option Plan to  increase the
                  number of shares for issuance
                  thereunder by 150,000 shares to
                  an aggregate of 725,000 shares

    (d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                            Present but
                                                            For             Opposed          Abstained       Not Voting
                                                            ---             -------          ---------       ----------
                  To authorize an                        5,868,733          370,307           50,389          254,047
                  amendment to the
                  Company's 1989 Stock
                  Purchase Plan to  increase the
                  number of shares for issuance
                  thereunder by 200,000 shares to
                  an aggregate of 450,000 shares

    (e) The fourth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                            Present but
                                                      For          Opposed       Abstained  Not Voting
                                                      ---          -------       ---------  ----------
                  To ratify the appointment        6,424,891        29,503        89,082        0
                  of Ernst & Young LLP as
                  the independent auditors
                  for the Company for the
                  fiscal year ending
                  December 31, 1996

ITEM 5.  OTHER ITEMS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                             Description
- -------                            -----------
    4.1 First Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.+

    10.11M Modification to Loan Agreement between the Registrant and Silicon Valley Bank dated May 23, 1996.

    (b)  Reports on Form 8-K: None

         + Incorporated by reference to Exhibit 1 of the Company's
           Registration Statement on Form 8-A/A filed June 12, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LASERSCOPE

                                  Registrant

                                  /s/ Dennis LaLumandiere
                                  ------------------------------------
                                  Dennis LaLumandiere

                                  Vice President of Finance
                                   and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  August 12, 1996

                                 EXHIBIT 10.11M

                       CONSENT AND MODIFICATION AGREEMENT

         This Consent and Modification Agreement (this "Agreement") is entered into as of May 23, 1996 by and between Laserscope ("Laserscope" also referred to as "Borrower") and Silicon Valley Bank ("Bank").

                                    RECITALS

A. Whereas, Bank has heretofore made a loan to Borrower pursuant to, among other documents, an Amended and Restated Promissory Note dated March 18, 1996, as may be amended from time to time (the "Note"). The Note is governed by the terms of an Amended and Restated Business Loan Agreement dated March 18, 1996, as may be further amended from time to time. Hereinafter, all indebtedness owing by Borrower to Lender shall be referred to as the "Indebtedness."

B. Whereas, repayment of the Indebtedness is secured by a Commercial Security Agreement dated March 18, 1996.

C. Whereas, hereinafter, the above-described security documents and guaranties, together with all other documents securing payment of the Indebtedness shall be referred to as the "Security Documents." Hereinafter, the Security Documents, together with all other documents evidencing or securing the Indebtedness shall be referred to as the "Existing Loan Documents."

D. Whereas, Borrower has proposed to undergo a corporate acquisition, pursuant to which, among other things, Borrower will acquire Heraeus Systems, Inc. (a Corporation existing under the laws of the State of Delaware) ("Heraeus") (the foregoing being referred to as the "Acquisition").

E. Whereas, the Acquisition is prohibited under the terms of the Existing Loan Documents.

F. Whereas, Borrower and Heraeus each request that Bank consent to the Acquisition, and Bank has agreed, subject to the terms and conditions of this Agreement.

G. Whereas, Borrower and Bank desire to modify the terms of the Loan Agreement as provided herein.

NOW, THEREFORE, in consideration of the foregoing and the agreements contained herein, the parties agree as follows:

                                    AGREEMENT

         1. Bank hereby consents to the Acquisition, subject to the following:

            Affirmation. Borrower hereby affirms all present and future obligations under the Existing Loan Documents, without any defense, offset or counterclaim of any kind whatsoever. Borrower's affirmation includes, without limitation, Borrower's grant of a security interest pursuant to the Existing Loan Documents to secure all Indebtedness of Borrower to Bank. Notwithstanding the foregoing, upon completion of the Acquisition, Bank reserves the right to restructure the Existing Loan Documents in any manner as Bank may deem appropriate, including, without limitation, additional documentation, new financing statements and a full collateral audit.

         2. Consent. Bank hereby consents to the Acquisition and waives any and all defaults or events of default under the Existing Loan Documents that may occur as a result of the Acquisition. The execution and delivery of this Agreement shall constitute a cure of any such default of event of default. Bank's consent to the current Acquisition shall in no way be deemed a consent to future acquisitions or reorganizations by Borrower.

         3. Modification(s) to Loan Agreement.

            a. Notwithstanding that the Loan Agreement provides that Borrower shall be profitable on a quarterly basis and for the fiscal year end, with allowance for one loss not to exceed $300,000.00, Lender shall not test the profitability covenant for the quarter ending September 30, 1996.

            b. The tangible net worth covenant as provided in the paragraph entitled "Financial Covenants" is hereby amended to read, in its entirety:

                  Borrower shall maintain, on a quarterly basis, a minimum tangible net worth of $23,000,000.00.

         4. Consistent Changes. The Existing Loan Documents are hereby amended wherever necessary to reflect the changes described above.

         5. Payment of Loan Fee. Borrower shall pay to Lender a fee in the amount of one Thousand and 00/100 Dollars ($1,000.00) (the "Loan Fee").

         6. Defined Terms. Defined terms used but not otherwise defined herein shall have the same meaning as in the Loan Agreement.

         7. No Defenses of Borrower. Borrower (and each guarantor and pledgor signing below) agrees that, as of this date, it has no defenses against the Indebtedness to pay any amounts under the Indebtedness.

         8. Continuing Validity. Borrower (and each guarantor and pledgor signing below) understands and agrees that in modifying the existing Indebtedness, Bank is relying upon Borrower's representations, warranties, and agreements, as set forth in the Existing Loan Documents. Except as expressly modified pursuant to this Agreement, the terms of the Existing Loan Documents remain unchanged and in full force and effect. Bank's agreement to modifications to the existing Indebtedness pursuant to this Agreement in no way shall obligate Bank to make any future modifications to the Indebtedness. Nothing in this Agreement shall constitute a satisfaction of the Indebtedness. It is the intention of Bank and Borrower to retain as liable parties all makers and endorsers of Existing Loan Documents, unless the party is expressly released by Bank in writing. No maker, endorser, or guarantor will be released by virtue of this Agreement

         This Agreement is executed as of the date first written above.

BORROWER:                                         BANK:

LASERSCOPE                                        SILICON VALLEY BANK

By:   /s/ Dennis LaLumandiere                     By:   Mary T. Toomey
   --------------------------------                  ---------------------------
Name:     Dennis LaLumandiere                     Name: Mary T. Toomey
     ------------------------------                     ------------------------
Title:    Vice President of Finance               Title: Vice President
      -----------------------------                     ------------------------