Form 10-Q
period 1996-09-30
LASERSCOPE
filed 1996-11-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
                                  Act of 1934

               For the quarterly period ended September 30,1996 or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
---
                                  Act of 1934

                For the transition period from        to
                                               ------    ------
                         Commission file number 0-18053

                                   LASERSCOPE
             (Exact name of Registrant as specified in its charter)

                  CALIFORNIA                    77-0049527
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
The number of shares of Registrant's common stock issued and outstanding as of October 31, 1996 was 11,816,769.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION..........................................     3
  Item 1.  Condensed Consolidated Balance Sheets........................     3
           Condensed Consolidated Statements of Operations  ............     4
           Condensed Consolidated Statements of Cash Flows..............     5
           Notes to Condensed Consolidated Financial Statements.........     6
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................     9
           Results of Operations........................................     9
           Liquidity and Capital Resources..............................    11

PART II.   OTHER INFORMATION............................................    13
  Item 1.  Legal Proceedings............................................    13
  Item 2.  Changes in Securities .......................................    13
  Item 3.  Defaults upon Senior Securities..............................    13
  Item 4.  Submission of Matters to a Vote of Security Holders..........    13
  Item 5.  Other Items..................................................    14
  Item 6.  Exhibits and Reports on Form  8-K............................    14


SIGNATURES .............................................................    15

PART I.     FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        SEPTEMBER 30, DECEMBER 31,
(thousands)                                                 1996          1995
----------------------------------------------------------------------------------
ASSETS

Current assets:
   Cash and cash equivalents .........................    $  3,414     $  2,278
   Accounts receivable, net ..........................      11,541        5,543
   Inventories .......................................      17,274       10,292
   Other current assets ..............................         676          692
                                                          --------     --------
         Total current assets ........................      32,905       18,805

Property and equipment, net ..........................       2,653        2,663
Investment in NWL ....................................       1,681        1,681
Intangibles from acquisition of
   Heraeus Surgical, Inc. ............................       3,090           --
Other assets .........................................         776          433
                                                          --------     --------
         Total assets ................................    $ 41,105     $ 23,582
                                                          --------     --------
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable ..................................    $  6,796     $  1,455
   Accrued compensation ..............................       2,958        1,156
   Other current liabilities .........................       5,325        3,630
                                                          --------     --------
      Total current liabilities ......................      15,079        6,241

Obligations under capital leases .....................           5           15
Commitments and contingencies ........................

Shareholders' equity:
      Common stock ...................................      48,477       37,248
      Accumulated deficit ............................     (21,719)     (19,296)
      Translation adjustments ........................        (362)        (251)
      Notes receivable from shareholders .............        (375)        (375)
                                                          --------     --------
      Total shareholders' equity .....................      26,021       17,326
                                                          --------     --------
Total liabilities and shareholders' equity ...........    $ 41,105     $ 23,582
                                                          --------     --------

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
(thousands except per share amounts)         1996        1995          1996        1995
-----------------------------------------------------------------------------------------
Net revenues .........................    $ 10,561     $  7,048     $ 26,764     $ 23,142
Cost of sales ........................       5,226        3,585       13,366       11,046
                                          --------     --------     --------     --------
Gross margin .........................       5,335        3,463       13,398       12,096

Operating expenses:
   Research and development ..........         620          986        1,771        3,025
   Purchased in-process
      research and development .......       2,376           --        2,376           --
   Selling, general and
      administrative .................       4,285        3,798       10,778       11,164
   Other non-recurring charges .......         872           --          872           --
                                          --------     --------     --------     --------
                                             8,153        4,784       15,797       14,189

Operating income (loss) ..............      (2,818)      (1,321)      (2,399)      (2,093)
Interest and other income, net .......           7           62           29          250
                                          --------     --------     --------     --------
Income (loss) before income taxes ....      (2,811)      (1,259)    $ (2,370)      (1,843)
Provision for income taxes ...........          --           --           53           --
                                          --------     --------     --------     --------
Net income (loss) ....................    $ (2,811)    $ (1,259)    $ (2,423)    $ (1,843)
                                          --------     --------     --------     --------
Net income (loss) per share ..........    $  (0.32)    $  (0.18)    $  (0.32)    $  (0.26)
                                          --------     --------     --------     --------
Shares used in per share
   calculations ......................       8,731        7,015        7,629        6,994
                                          --------     --------     --------     --------

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
(thousands)                                                              1996        1995
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .......................................................    $(2,423)    $(1,843)
   Adjustments to reconcile net loss to cash
      provided (used) by operating activities:
      Depreciation and amortization ...............................        940       1,139
      Purchased in-process research and development ...............      2,376          --
      Increase (decrease) from changes in:
         Accounts receivable ......................................       (877)      3,126
         Inventories ..............................................      1,709      (3,219)
         Other current assets .....................................        216         (50)
         Other assets .............................................       (100)         71
         Accounts payable .........................................        276         109
         Accrued compensation .....................................        338          82
         Other current liabilities ................................        126        (433)
                                                                       -------     -------
Cash provided (used) by operating activities ......................      2,581      (1,018)
                                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................       (223)       (476)
   Funding of agreement with NWL ..................................         --      (1,681)
   Maturities of  held-to-maturity investments ....................         --         979
   Cash paid for Heraeus Surgical acquisition,
      net of cash received ........................................     (1,430)         --
   Other ..........................................................       (111)        (75)
                                                                       -------     -------
Cash used by investing activities .................................     (1,764)     (1,253)
                                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on obligations under capital leases ...................        (10)         (8)
   Proceeds on sale of common stock ...............................        329          --
                                                                       -------     -------
Cash provided (used) by financing activities ......................        319          (8)
                                                                       -------     -------
Increase (decrease) in cash and cash equivalents ..................      1,136      (2,279)
Cash and cash equivalents, beginning of period ....................      2,278       4,604
                                                                       -------     -------
Cash and cash equivalents, end of period ..........................    $ 3,414     $ 2,325
                                                                       -------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
         Interest .................................................    $    10     $    23
         Income taxes .............................................    $    76     $    41

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1995 included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

2.    Inventory was comprised of the following (in thousands):

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1996           1995
                                                  ---------------------------
      Sub-assemblies and purchased parts            $10,823        $ 7,201
      Finished goods                                  6,451          3,091
                                                    -------        -------
                                                    $17,274        $10,292
                                                    =======        =======

      (See note 5 for a description of the impact from the Heraeus Surgical, Inc. acquisition.)

3. Net income (loss) per share for each period is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period (calculated using the treasury stock method). Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options. The quarter and nine months ended September 30, 1996 shares reflect the weighted average impact of approximately 4.6 million shares issued to Heraeus Med, GmbH as partial consideration for the acquisition of Heraeus Surgical, Inc. (HSI) (see note 5.)

4. The Company invests its excess cash in investment grade debt instruments. The Company considers cash equivalents to be financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Short-term investments consist of financial instruments with less than one year to maturity.

      At September 30, 1996 and December 31, 1995 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.15 million and $1.10 million, respectively. At September 30, 1996 and December 31, 1995 the Company had no investment in short-term financial instruments.

5. During April 1996, the Company and Heraeus Med, GmbH signed a definitive agreement for the acquisition (the "Acquisition") of HSI (a wholly-owned subsidiary of Heraeus Med, GmbH). Pursuant to the Acquisition, Heraeus Med received approximately 4.6 million shares of newly issued Laserscope common stock and a $2.0 million cash payment in exchange for all of the outstanding shares of HSI and certain assets and liabilities of Heraeus Med's German laser distribution organization.

      The Acquisition closed on August 30, 1996 and the purchase price was allocated to the acquired assets and liabilities based on a determination from an independent appraisal of their respective fair values. The consolidation of the acquired assets and liabilities significantly impacted the Company's Balance Sheet at September 30, 1996 as depicted in the following tables:

      The approximate purchase price for the Acquisition was (in thousands):

                  Newly issued Laserscope common stock                        $10,900
                  Cash paid                                                     2,000
                  Estimated transaction and other direct acquisition costs      1,700
                                                                              -------
                                    Total                                     $14,600

      The allocation of the approximate purchase price was determined as follows:

                  Net tangible assets acquired:
                        Cash (before netting cash paid)                          $ 1,500
                        Accounts receivable, net                                   5,100
                        Inventories                                                8,700
                        Other assets                                               1,200
                        Less: accounts payable and other current liabilities      (7,400)
                                                                                 -------
                              Total net tangible assets acquired                 $ 9,100
                  Intangible assets acquired:
                        Developed technology                                     $ 2,700
                        In-process technology                                      2,400
                        Workforce                                                    400
                                                                                 -------
                                                                                 $14,600

      The in-process technology was written off in the period ended September 30, 1996.

6. The following unaudited pro forma combined results of operations of the Company and Heraeus Surgical, Inc. (HSI) for the three and nine months ended September 30, 1995 and September 30, 1996 have been prepared assuming that the Acquisition had occurred at the beginning of the period presented. The following pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                            1996         1995         1996         1995
----------------------------------------------------------------------------------------
Net revenues ........................    $ 14,869     $ 13,506     $ 46,568     $ 43,693
Income (loss) from operations .......      (3,222)      (2,061)      (3,018)      (4,076)
Net income (loss) ...................    $ (3,213)    $ (1,799)    $ (2,843)    $ (3,741)
Net income (loss) per share .........    $  (0.27)    $  (0.15)    $  (0.24)    $  (0.32)
Shares used in per share
   calculations .....................      11,804       11,625       11,727       11,604

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisition of HSI, including the integration of the assets acquired by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to expand further into international markets, public policy relating to health care reform in the United States and other countries, approval of its products by government agencies such as the United States Food and Drug Administration as well as government agencies in other countries, and other risks included from time to time in the Company's press announcements and public disclosure filings with the United States Securities and Exchange Commission, copies of which are available upon request from Laserscope's Investor Relations Department. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1995 contained in the Company's Annual Report on Form 10-K, as amended.

Net revenues for the quarter and nine months ended September 30, 1996 were $10.56 million and $26.76 million, respectively. Compared to the corresponding quarter and nine months of 1995, these revenues increased approximately 50% and 16%, respectively. Net revenues increased during the quarter and nine months ended September 30, 1996 relative to the corresponding period of 1995 primarily as a result of higher unit shipments of the Company's KTP/YAG Surgical Laser Systems, partially offset by lower average selling prices. In addition, the Company recorded approximately $1.54 million in revenues from shipments of products of HSI which was acquired August 30, 1996.

Revenues from the sales of capital equipment comprised approximately 55% and 48% of net revenues during the quarter and nine months ended September 30, 1996, respectively, compared to approximately 35% and 31% of net revenues during the corresponding periods in 1995. During the quarter and nine months ended September 30, 1996 these revenues increased 140% and 76%, respectively, compared to the corresponding periods in 1995. Laser unit shipments were 279% and 144% higher in the quarter and nine months ended September 30, 1996, respectively, than the corresponding periods of 1995. However, average unit prices decreased during these periods as a combined result of greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively capital equipment procurement by its hospital customers in the United States. As a result, the

Company expects that its revenue mix trends for capital equipment in the U.S. market will continue to shift toward its lower priced Aura office laser.

Revenues from the sales of disposable supplies, instrumentation and service increased approximately 50% and 13% during the quarter and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. This increase was principally attributable to increased shipments of scanning devices sold as accessories to the Aura office laser system, partially offset by lower shipments of side-firing devices which the Company sells for use in prostate surgeries. Revenues from the sales of disposable supplies, instrumentation and service comprised 45% and 52% of net revenues during the quarter and nine months ended September 30, 1996, respectively, compared to approximately 48% and 51% of net revenues in the corresponding periods in 1995. The decreases in percentage of net revenues were primarily the result of revenues from the sales of capital equipment increasing at a faster rate than revenues from the sales of disposable supplies, instrumentation and service.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology, ear, nose and throat surgery, will continue to be important to its business. In addition, the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and to educate surgeons in the United States and internationally to encourage the adoption of such new applications. Finally, penetration of the international market, although increasing, has been limited.

Gross margin as a percentage of net revenues for the quarter ended September 30, 1996 was 51%, compared to 49% for the corresponding quarter in 1995. During the nine months ended September 30, 1996, gross margin as a percentage of net revenues was 50% compared to 52% in the corresponding period in 1995. The increase in the quarter ended September 30, 1996 compared to the same quarter in 1995 was due primarily to higher production volumes. The decrease during the nine months ended September 30, 1996 relative to the same period in 1995 is due principally to a shift in product mix from higher margin side firing devices used in prostate surgery to lower margin capital equipment products and to a lesser extent, a higher proportion of revenues from sales to independent international distributors during the first nine months of 1996 than in the corresponding period of 1995. These revenues historically have generated lower gross margins than those generated through the Company's direct sales force. In addition, the Company continued to balance its inventories with product demand, and reduced production volumes in the first nine months of 1996 relative to the first nine months of 1995, which further negatively impacted gross margins during the first nine months of 1996. The Company expects that gross margin as a percentage of revenues for the remainder of 1996 and for 1997 will vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products were approximately 37% and 41% lower in the quarter and nine months ended September 30, 1996, respectively, when compared to the corresponding periods in 1995. These decreases are the combined result of expense control measures implemented by the Company during the fourth quarter of 1995 and reduced spending on the Company's Aura office laser which the Company shipped commercially commencing in December 1995. As a percentage of net revenues these expenses were 6% and 7% in the quarter and nine months ended September 30, 1996, respectively, compared to 14% and 13% in the corresponding periods in 1995, respectively. These reductions are the combined result of significantly higher net revenues and lower spending. The Company expects to increase amounts spent in research and development during the remainder of 1996 and beyond; however, as a percentage of net revenues, these amounts may vary from quarter to quarter as net revenues change.

Selling, general and administrative expenses in absolute dollars increased approximately 13% in the quarter ended September 30, 1996, and decreased approximately 3% during the nine months ended September 30, 1996, compared to the corresponding periods of 1995. As a percentage of net revenues, selling, general and administrative expenses were 41% and 40% for the quarter and nine months ended September 30, 1996, respectively, compared to 54% and 48% in the corresponding periods of 1995. The increase in absolute spending during the quarter ended September 30, 1996 compared to the corresponding period in 1995 was due principally to additional expenses resulting from the acquisition of HSI. The reduction in the expense levels during the first nine months of 1996 compared to the corresponding period of 1995 was principally the result of expense reduction measures implemented by the Company during the fourth quarter of 1995. The Company expects selling, general and administrative expenses to remain at relatively high levels during 1996 and beyond since the Company expects to continue to invest significant amounts in international expansion, marketing programs and educational support.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI consisting of a $2.38 million charge to write off purchased in-process research and development which arose from the acquisition and of $0.87 million in charges to write off certain inventory and fixed assets which became redundant as a result of the Acquisition.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of September 30, 1996 were $41.11 million and $15.08 million respectively, compared to assets and liabilities of $23.58 million and $6.24 million at December 31, 1995. Working capital increased $5.27 million from $12.56 million at December 31, 1995 to $17.83 million at September 30, 1996 while cash and cash equivalents increased $1.13 million from $2.28 million at December 31, 1995 to $3.41 million at September 30, 1996. The increase to working capital was primarily the result of the HSI acquisition which, net of cash paid to Heraeus Med and transaction expenses incurred, added approximately $4.17 million to working capital. The net increase in cash and cash equivalents was primarily due to cash provided by operating activities of $2.58 million attributed to reductions of the Company's inventory by $1.71 million (without giving effect to the inventory acquired in the acquisition of HSI), in addition to other cash provided by operations which totaled $0.87 million. The cash provided by operating activities was partially offset by $1.43 million used in the acquisition of HSI (net of cash received).

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors. As a result of the acquisition of HSI, the Company's Balance Sheet liquidity ratios changed and the Company's ability to generate cash will be partially dependent on management's ability to manage effectively non-cash assets such as inventory and accounts receivable. In addition, the level of profitability of the Company, as well as expenditures relating to the HSI acquisition will have a significant impact on cash resources. At September 30, 1996, the Company had commitments for capital expenditures relating to facility improvements of approximately $0.80 million and other accrued liabilities relating to the HSI acquisition of approximately $0.70 million.

The Company is currently negotiating the renewal of its $5.00 million revolving bank line of credit which expired in October 1996. The Company expects to renew the credit line by the end of 1996.

The Company's need for capital is affected by the current and anticipated demand for its products as well as procurement and production lead times in its manufacturing operations. Changes in these factors can have a significant impact on capital requirements.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. During August 1996, the Company acquired HSI from Heraeus Med, GmbH. Heraeus Med received approximately 4.6 million shares of newly issued Laserscope common stock and $2.00 million in cash in exchange for all of the outstanding shares of HSI and certain assets and liabilities of Heraeus Med's German laser distribution organization. The Company financed the HSI acquisition using its existing cash resources and anticipates that, while its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through bank line of credit or otherwise will be required for the Company's currently envisioned long term needs.

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

ITEM 2.     CHANGES IN SECURITIES

            Reference is made to Item 1 "Description of the Second Amendment dated as of August 6, 1996 to the Common Share Rights Agreement dated as of October 31, 1991, as amended by the First Amendment dated April 22, 1996" of the Company's Registration Statement on Form 8-A/A filed September 4, 1996 which is incorporated herein by reference.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) A Special Meeting of Shareholders was held on August 29, 1996. Due to insufficient votes necessary to constitute a quorum, the meeting was adjourned to and re-convened on August 30, 1996, at which time a quorum was present.

      (b) The first matter voted upon at the meeting and the results of that vote were as follows:

                                                                                Present but
                                              For       Opposed    Abstained    Not Voting
                                              ---       -------    ---------    -----------
            To approve the                 3,651,655     84,650      22,142       220,512
            acquisition agreement
            between the Company
            and Heraeus Med GmbH,
            dated April 23,1996 and the
            transactions and agreements
            contemplated thereby.

      (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                        Present but
                                                    For       Opposed     Abstained     Not Voting
                                                    ---       -------     ---------     -----------
            To authorize an                      2,501,094    935,410      321,943        220,512
            amendment to the
            Company's 1994 Stock
            Option Plan to  increase the
            number of shares for issuance
            thereunder by 975,000 shares to
            an aggregate of 1,700,000 shares.

      (d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                 Present but
                                               For       Opposed    Abstained    Not Voting
                                               ---       -------    ---------    -----------
            To adopt the                    2,850,701    783,889     344,369          0
            Company's 1995 Directors'
            Stock Option Plan and to
            authorize the reservation of
            300,000 shares of the
            Company's stock thereunder.

ITEM 5.     OTHER ITEMS

            Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits filed herewith or incorporated herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                   Description
-------                  -----------
4.1 Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996 (incorporated by reference to the Company's Form 8-A/A filed September 4, 1996.)

      (b) Reports on Form 8-K: Report on Form 8-K (the "Form 8-K") dated August 30, 1996 and filed on September 11, 1996. The Form 8-K announced the consummation of the Company's acquisition of HSI and related transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LASERSCOPE

                                    Registrant

                                    /s/ Dennis LaLumandiere
                                    --------------------------------------
                                    Dennis LaLumandiere
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  November 12, 1996

                                 EXHIBIT INDEX



Exhibit
Number                       Description
-------        ------------------------------------------
 27.1                   Financial Data Schedule