Form 10-K405
period 1996-12-31
LASERSCOPE
filed 1997-03-26
CIK 851737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ______________________

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the Fiscal Year Ended December 31, 1996, or

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

       Registrant's telephone number, including area code: (408) 943-0636
                            ______________________

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                          Common Share Purchase Rights
                            ______________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $60,200,000 as of March 17, 1997, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,004,306 shares of Registrant's Common Stock issued and outstanding as of March 17, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement ("Proxy Statement") to be filed prior to April 30, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part lll of this Form 10-K.


                     INTRODUCTORY STATEMENT AND REFERENCES


Except for the historical information presented in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward- looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the Company's acquisition of Heraeus Surgical, Inc., including the integration of the assets acquired and assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing and public policy relating to health care reform in the United States and other countries.

The Company desires to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission (SEC), copies of which are available upon request from the Company. The forward-looking statements included herein speak only of the date hereof. The Company assumes no obligation to update any forward-looking statements included herein.

References made in this Report to "Laserscope," the "Company" or the "Registrant" refer to Laserscope and its subsidiaries. References made in this Report to "HSI" refer to Heraeus Surgical, Inc.

The following are Laserscope registered trademarks which may be mentioned herein: Laserscope, Dermastat, KTP/532, KTP/YAG, MicroBeam, Opthostat, ClearView, Crossfire, Digilase, Infraguide, Illumina, Laserblade, Luxus, Permaline, Pinnacle, Sureshot, Ultralase, Ultraline, and Ultraspot.

The following are Laserscope common law trademarks and service marks which also may be mentioned herein: AccuStat, ADD, ADDStat, Ascent Medical Systems, Aura, Dermastat, DiscKit, Dual FX, Everything You Need. Everything Unique! (SM), Endostat, FiberLife, FocalStat, KTP/YAG, Laparostat, LaparoVac, LDD, Medical Insite (Web Site SM), MicronSpot, Microstat, Orion, People Who Do More (SM), The Power Family (SM), Pulsar, SmartConnector, SmartScan, SpineScope, SpineStat, StarPulse, ArthroGuide, Enhance, Hercules, InfraTips, On Target, OrthoProbe, QuickPulse, Radiance, Resilient, SpinaLase, SuperPulse, and UroLine.

Photofrin and Optiguide are registered trademarks of QLT PhotoTherapeutics, Inc. Hanaulux and Hanauport are trademarks of Heraeus Med GmbH. Maquet is a trademark of Maquet Corporation. CVAC is a trademark of CVAC, Inc.


                                     PART I

ITEM 1.  BUSINESS

General Overview of Business

Laserscope(R) designs, manufactures, sells and services, on a worldwide basis, surgical, dermatologic and therapeutic laser systems and related surgical instrumentation and disposable supplies and accessories. Its portfolio of more than 350 products, includes an advanced line of KTP/532(R), CO2, Nd:YAG, Er:YAG, Ruby, Diode and Dye medical laser systems and related energy delivery devices for the office, outpatient surgical center and hospital markets.

Laserscope's Ascent Medical Systems(TM) (AMS) are innovative equipment for the surgical and outpatient care environments. The AMS product family includes procedure and treatment lights, ceiling-mounted equipment organizers, centralized smoke evacuation systems, video systems and operating tables.

Primary medical markets served include dermatology, aesthetic surgery, urology, gynecology, ear, nose and throat (ENT) surgery and photodynamic therapy (PDT), an emerging cancer treatment. Secondary markets include general surgery, neurosurgery, orthopedics, gastroenterology as well as other surgical specialties.

Mission

Laserscope's corporate mission is to improve the quality and cost effectiveness of health care by providing innovative medical products and services.

History

Laserscope was founded in 1982 and its first product was shipped in 1984. During its initial years, the Company was funded by several venture capital firms and by E.I. du Pont de Nemours & Company. Laserscope received the first in a series of U.S. regulatory clearances in 1987 and completed its initial public offering in December 1989. Laserscope is a California corporation.

Market Focus

Laserscope believes that it participates in several business areas with good opportunities. Near-term opportunities lie in the dermatology/aesthetic surgery marketplace. Laserscope's new desktop-sized Aura(TM) laser is effective in treating leg veins in addition to minimizing the side effects inherent in other laser leg vein treatments. The Company's Pulsar(TM) CO2 laser is an attractive new entry in the skin resurfacing (treatment of wrinkles) market.

More mid-term opportunities lie in further developing the surgical support products (renamed Ascent Medical Systems) obtained through the acquisition of Heraeus Surgical, particularly the centralized smoke evacuation and equipment management systems, discussed in more detail below.

Longer-term opportunities for the Company lie in photodynamic therapy (PDT), a modality to treat cancer and pre-malignant conditions with laser energy and light-activated, photosensitive pharmaceuticals. In January 1996, Laserscope announced that marketing clearance had been received from the U.S. Food and Drug Administration (FDA) for its PDT laser systems and the drug Photofrin(R). The laser systems' marketing clearance came in conjunction with the FDA approval of Photofrin to treat advanced esophageal cancer. Photofrin, a proprietary drug of QLT PhotoTherapeutics Inc. (QLT), is the first light-activated drug for use in photodynamic therapy to be approved in the United States.

In February 1997, QLT and Laserscope jointly requested FDA approval of PDT for early and late-stage lung cancer.

Photofrin is distributed through QLT's distribution partners which are Sanofi Pharmaceuticals, Inc. in the U.S. and Beaufour Ipsen in Europe. Laserscope is the worldwide distributor of its own PDT laser systems and QLT's Optiguide(R) fiberoptic delivery devices.

Laserscope has a strategic alliance with QLT for the development, manufacture and distribution of medical devices for the PDT market, as well as a sales and marketing agreement with Rare Earth Medical, a developer and manufacturer of advanced fiber optic light diffusing products for PDT applications. Laserscope also is actively engaged in discussions with other pharmaceutical partners, some of whom are pursuing non-cancer PDT applications.

Products

Laser Platforms:

The Company's Aura(TM) Laser System is a compact, highly portable, KTP/532 single wavelength laser designed for office use. Its integrated StarPulse feature is designed for the removal of benign vascular and pigmented surface lesions, including leg telangiectasia (spider-like leg veins). It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.

The Orion(TM) Laser System is a mid-size, more powerful system for outpatient surgical centers and hospitals. It features dual KTP/532 and Nd:YAG wavelengths as well as StarPulse. The range of applications include ENT, gynecology, urology, general surgery, neurosurgery, orthopedics, spine surgery, as well as aesthetic surgery and dermatology. The Orion also can serve as a base laser system for Laserscope's PDT laser dye module, enabling photodynamic therapy applications. Both the Aura and Orion systems are available with SmartScan, a microprocessor- controlled beam scanning device.

The Pulsar(TM) Laser System is a mid-size CO2 laser for the office, outpatient surgical centers and hospitals. It features an advanced pulsing technology called ClearPulse to create custom skin tissue effects. It also operates in a continuous beam mode for surgical applications. It is primarily used for skin resurfacing or wrinkle removal as well as being a surgical laser for ENT and gynecologic applications. It is available with ParaScan, a microprocessor-controlled beam scanning device.

The Hercules Nd:YAG Laser System delivers both continuous and pulsed laser energy for a variety of laser procedures. It is compact and highly maneuverable, and delivers 40, 60 or l00 watts of power. The QuickPulse feature pulses the laser ten times faster than conventional Nd:YAG lasers for rapid ablation of tissue with reduced thermal damage. Applications are in urology, gynecology, ENT, gastroenterology, and thoracoscopy. The Hercules is sold principally to hospitals outside of the United States.

The 800 Series KTP/YAG(TM) Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, gynecology, ENT, aesthetic surgery, orthopedics, general surgery, neurosurgery, pulmonary surgery and gastroenterology. The KTP/532 beam surgically cuts, vaporizes and coagulates tissue with minimal disruption to adjacent areas. Cutting and vaporization are achieved hemostatically, making the system effective for endoscopic as well as open surgical procedures. Complementing the KTP/532 beam is the Nd:YAG infrared beam which provides deep coagulation and powerful ablative capabilities. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope's PDT laser dye module, enabling photodynamic therapy applications.

Laserscope's PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, are portable and tunable to other wavelengths.

PDT utilizes a light-activated drug that is administered intravenously to the patient. This is followed by an interval during which the drug circulates, accumulates and is retained in tumors, while largely clearing from other tissues. The drug has no apparent effect on tumors until it is activated by non-thermal light from the Model 630 or 630XP PDT Dye Module and produces an active form of oxygen that destroys the cancer.

Through its distribution arrangements with NWL Laser-Technologie, GmbH, the Company has access to erbium yttrium-aluminum garnet (Er:YAG), and Ruby lasers which have applications in dermatology, in addition to other lasers with industrial applications. Laserscope has received FDA 510(k) approval to market the Er:YAG and intends to apply for 510(k) approval to market the Ruby laser in the U.S. At some future time, the Company may elect to introduce all of these products to the U.S. and other geographic areas.

Laser Devices, Instruments and Disposables:

Laserscope offers a broad line of surgical instrumentation, disposables, kits and other accessories for use with its surgical laser systems. These products include disposable optical fibers, diffusing fibers for PDT applications, side-firing devices, individual custom handpieces for specific surgical applications, scanning devices, micromanipulators for microscopic surgery, and various other devices, procedure-specific kits and accessories. This portfolio of aftermarket products includes more than 350 medical devices.

The disposable optical fibers are available in different lengths and diameters for different surgical applications and preferences. The handpieces, which are used to hold and aim the optical fiber, give the surgeon the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

Ascent Medical Systems (AMS):

Ascent Medical Systems are integrated equipment and instrumentation for the operating and emergency rooms. The AMS product family includes procedure and treatment lights, ceiling-mounted equipment organizers, centralized smoke evacuation systems, video systems and operating tables.


The AMS ceiling-mounted equipment management systems are designed to improve efficiency of an operating or emergency room by moving medical equipment, anesthesia machines, endoscopic equipment, cords, hoses, accessories and gas outlets from the floor into their optimal clinical positions overhead. Ergonomically positioned equipment is designed to minimize fatigue and strain and avoid distractions for the hospital's surgical staff.

Also available is a centralized smoke evacuation system (CVAC) designed to remove potentially harmful, microscopic debris from the air to protect both patients and healthcare workers. The CVAC system is integrated into a ceiling-mounted equipment management system.

Through distribution arrangements with Hereaus Med GmbH and Maquet, the Company markets additional operating and emergency room equipment.

Supplied by Heraeus Med, the Hanaulux(TM) high-intensity surgical lights provide brilliant light, shadow-free illumination and true color for every surgical procedure. A multi-lens system with a cascade of focal points allows each light source to illuminate the entire light field independently, minimizing shadows and creating a homogeneous light field.

Electrohydraulic surgical tables supplied by Maquet,(TM) offer motorized movement for anatomic positioning of the patient during all types of surgical procedures.

Also supplied by Heraeus Med are ceiling-mounted, broadcast-quality Hanauvision(TM) interactive video systems which allow monitoring, teaching, teleconferencing or consultation from a remote site or with other specialties, such as radiology and pathology, during surgical procedures.

Sales and Marketing

The Company concentrates its marketing efforts for its laser products on high volume surgical procedures. The marketing of AMS products is directed at planners and architects, engaged primarily in retrofitting existing operating or emergency rooms.

Laserscope believes that increased awareness of both the benefits of laser surgery and the drawbacks of conventional surgery is one of the most important factors in expanding the market for its laser and laser-based products. As a result, the Company has designed its marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety and cost-effectiveness of its surgical laser systems. For AMS products, the marketing strategy emphasizes the efficient and productive operation of an operating or emergency room.

Laserscope promotes its products through trade shows and exhibits covering most of the surgical specialties, physician workshops and seminars, medical journal advertising and direct mailings. The Company supports and participates in a substantial number of workshops and seminars. For laser products, the workshops usually include a demonstration of the Company's laser systems and provide surgeons with direct experience using the Company's products.

Distribution

In the U.S., the U.K. and France, the Company distributes its products to hospitals, outpatient surgical centers and physician offices through its own direct sales force. In Germany, Laserscope products are distributed by NWL Laser-Technologie, GmbH a company in which Laserscope has a minority equity interest and an option to acquire the remainder. Elsewhere, Laserscope products are sold through regional distributor networks. At present, 32 distributors serve 39 countries throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business

Revenues from Europe, Asia and the Pacific Rim continue to account for an increased percentage of total sales. Approximately 26% of Laserscope's 1996 revenues were derived from its international operations, up from 23% in 1995 and 17% in 1994. The Company expects that international sales will continue to represent a significant percentage of net sales.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. These assets are carried at cost. If the Company does not exercise its option to purchase NWL by June 1997, there will be no reimbursement of the Company's investment and the Company's equity position will be relinquished. If the Company exercises its option, the remaining purchase price will be paid over three and one half years from the exercise date. The Company currently expects to exercise its purchase option prior to lapse of the option period.

Installed Base of Lasers

Laserscope has more than 5,500 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

Installation, Service and Support

A direct field service organization provides installation and service for the Company's products. The Company generally provides a twelve month warranty on its laser systems. After the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis. The Company also has a "99.0% Uptime Guarantee" on its laser systems. Under provisions of this guarantee, the Company extends the term of the related warranty or contract if specified system uptime levels are not maintained. To date, all systems covered by this guarantee have achieved a 99.9% uptime rate.

Research and Development

The Company operates in an industry that is subject to rapid technological changes and its ability to remain competitive depends on, among other things, its ability to anticipate and react to such change. As a result, the Company intends to continue to invest significant amounts in research and development.

Laserscope's current research and development programs are directed toward the development of new laser systems and delivery devices as well as enhanced
operating room products.   In development, for example, are new diode laser
systems for the emerging PDT market and other applications. However, there can be no assurance that the PDT market will develop as anticipated or that Laserscope's product development will prove successful. Nor can there be any assurance that such new products, if developed and introduced, will receive market acceptance.

Manufacturing

The Company manufactures the laser resonators used in its laser systems, the system chassis and certain accessories. The Company's laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to the Company's designs and specifications by outside vendors. The Company believes that it has sufficient manufacturing capacity in its present facilities to support current operations at least through the end of 1997.

In addition to its laser manufacturing capability, the Company has a production facility for certain of its disposable products. The Company's Endostat fibers, KTP Disc Kit, and Angled Delivery Devices (ADD and ADDStat) are manufactured in this facility.

Certain of the components used in the Company's products, including KTP (potassium titanyl phosphate) crystals, molded and cast components, power supplies, and certain optical components, are purchased from single sources. While the Company believes that most of these components are available from alternative sources, an interruption of these or other supplies would adversely affect the Company. KTP crystals are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, if the supply of crystals from the present supplier were interrupted there would be an adverse effect on the Company's business and results of operations.

Employees

At December 31, 1996, the Company had 265 full-time employees. The Company believes that it maintains competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain such personnel, who are in great demand.

Competition

The medical equipment market is highly competitive. The ability of the Company to compete effectively depends on such factors as market acceptance of its products, product performance and price, customer support, the success and timing of new product development, and continued development of successful channels of distribution. Some of the Company's current and prospective competitors have or may have significantly greater financial, technical, manufacturing and marketing resources than the Company. To compete, the Company will need to continue to expand its product offerings, periodically enhance its existing products and continue to expand its distribution internationally.

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

At present, the Company maintains product liability insurance on a "claims made" basis with coverage of $10,000,000 in the aggregate and a deductible of $100,000 per occurrence and an annual maximum aggregate deductible of $500,000. There can be no assurance that such insurance will be available at a reasonable cost, if at all, in the future, nor can there be any assurance that other claims will not be brought against the Company which would exceed applicable insurance coverage.

Factors Affecting Financial Results and Stock Price

A number of factors affect the Company's financial results and stock price, especially on a quarterly basis. One such factor is timing of shipments. The Company's laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on the Company's results of operations on a quarterly basis. A delay in product shipments near the end of a quarter could cause quarterly results to fall short of anticipated levels.

A related factor is the timing of orders. To the extent orders are received by the Company near the end of a quarter, the Company may not be able to fulfill the order during the balance of that same quarter. Additionally, the Company typically receives a disproportionate percentage of its orders toward the end of each quarter. To the extent that anticipated orders are not received or are delayed beyond the end of the applicable quarter, the Company's revenues may be adversely affected and the Company's revenues may be unpredictable from quarter to quarter. Further, there can be no assurance that revenue growth or profitability on a quarterly or annual basis will be accomplished. Factors affecting operating results include, but are not limited to, product mix, competitive pricing pressures, material costs, revenue and expenses related to new products and enhancements to existing products, as well as delays in customer purchases in anticipation of new products or product enhancements by the Company or its competitors.

The market price of the Company's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company, such as quarterly fluctuations in the Company's financial results, changes in analysts' estimates of future results, changes in investors' perceptions of the Company or the announcement of new or enhanced products or strategic transactions by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by general conditions in the medical equipment industry or conditions in the financial markets generally.

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

In April 1992, the Company entered into a worldwide, license agreement with PDT, Inc. (PDTI) for licenses under the dye laser patents issued to PDTI. The licenses, which expire in April 1999, allow the Company, on an exclusive basis, to sublicense, manufacture, have manufactured or use, and on a non-exclusive basis, lease and sell the dye laser. Under the terms of the agreement, PDTI retains ownership of the intellectual property licensed to the Company under the agreement and has the right to manufacture, have manufactured, use, lease, and sell the dye laser for use in photodynamic therapy with PDTI photodynamic drugs. To acquire the licenses, the Company paid PDTI $400,000 and provided PDTI certain laser equipment. Under the terms of the license, the Company must pay a royalty to PDTI based on the net sales price of Dye Lasers sold by the Company.

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

Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change. The European community is in the process of developing a new approach to the regulation of medical products which may significantly change how medical devices are marketed in those countries within the next several years. In February 1996, the Company achieved ISO 9001 and CE (European Conformation) Mark registration in anticipation of this change.

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

Acquisitions

On August 30, 1996, the Company consummated the acquisition of Heraeus Surgical, Inc. ("HSI"), a Delaware Corporation and wholly-owned subsidiary of Heraeus Med GmbH, a company organized under the laws of the Federal Republic of Germany. As consideration for HSI and certain of the assets and liabilities of Heraeus Med's laser distribution operations, Laserscope paid Heraeus Med $2 million and issued Heraeus Med 4,609,345 shares of Laserscope common stock (the "Heraeus Shares") The Heraeus Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Company has agreed to register the Heraeus Shares pursuant to a "shelf" registration statement to be filed with the Securities Exchange Commission by August 30, 1997. On August 30, 1997, certain contractual limitations on Heraeus Med's ability to transfer the shares will expire. The sale of the Heraeus Shares would substantially alter the Company's market float for its common stock and could have an adverse impact on the Company's ability to raise capital. In addition, any such sales (or the investment community's anticipation of such sales), especially in large amounts, could materially affect the market price of Laserscope common stock.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1996:

          Name                 Age          Position
---------------------------    ---   -----------------------------------------------
Benjamin L. Holmes             62    Chairman of the Board and Director
Robert V. McCormick            52    President, Chief Executive Officer and Director
Thomas B. Boyd                 50    Senior Vice President of Operations and
                                       International
Roy Fiebiger                   42    Senior Vice President of Marketing, Sales and
                                       Service
Bonnie Jones                   48    Vice President of Human Resources
Dennis LaLumandiere            43    Vice President of Finance, Chief Financial
                                       Officer and Assistant Secretary
Eric Reuter                    35    Vice President of Research and Development

Ms. Jones resigned as an officer of the Company effective January 1997.

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

Thomas B. Boyd was hired as Senior Vice President of Operations and Finance in April 1994 and was appointed to the position of Senior Vice President of Operations and International in September 1996. Prior to joining Laserscope, from January 1992 to March 1994, Mr. Boyd was Vice President of Operations for American Safety Razor (ASR) Co., a consumer and medical products company. From August 1975 to

December 1991 he was employed by Baxter Healthcare Corporation, an international manufacturer and distributor of healthcare products, in various financial and operations management positions including Vice President of Manufacturing from September 1989 to December 1991.

Roy Fiebiger was hired as Vice President of Marketing in September 1995. Mr. Fiebiger was promoted to Vice President of Marketing and Sales in November 1995 and then to Senior Vice President of Marketing, Sales and Service in February 1997. Prior to his employment with Laserscope, from November 1994 to August 1995, Mr. Fiebiger was President and Chief Executive Officer of EnVision Surgical Systems (since renamed "Novacept"), a private, development stage medical device company. From April 1991 to October 1994, Mr. Fiebiger was Executive Vice President and Chief Operating Officer for Norian Corporation, a development stage medical device company, and from August 1984 to March 1991 he was Vice President of Sales and Marketing for Techmedica, a medical device company.

Bonnie Jones was employed with the Company since November 1988 when she was hired as Laserscope's first Personnel Manager. She was promoted to Director of Personnel in June 1991 and Vice President of Human Resources in June 1993. Prior to working for the Company, she was as an independent consultant for various companies and Director of Personnel for Humphrey Instruments, an ophthalmic instruments company. Ms. Jones worked at Humphrey from 1982 through 1987. Ms. Jones resigned as an officer of the Company effective January 1997.

Dennis LaLumandiere has been employed with the Company since September 1989 when he was hired as Laserscope's Corporate Controller. He was promoted to Vice President of Finance in February 1995, appointed as Chief Financial Officer in February 1996 and Assistant Secretary in November 1996. Prior to working for the Company, he held various financial and operations management positions at Raychem Corporation, a multinational materials science company. Mr. LaLumandiere was employed by Raychem from 1983 to 1989.

Eric Reuter was hired as Vice President of Research and Development in September 1996. Prior to working for the Company, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring to be used for high energy physics research. From February 1991 to January 1994 he held positions as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems - Oncology Care Systems, a medical device company. From July 1984 to January 1991, Mr. Reuter held various positions in design engineering, project engineering, and engineering management at the Stanford Linear Accelerator Center.

ITEM 2.      PROPERTIES

The Company leases three buildings and supplemental warehouse space aggregating approximately 91,000 square feet in San Jose, California under leases expiring in February 2001. The Company has options to extend the leases at the then-current market rates. These facilities house the Company's research and development and manufacturing operations as well as the Company's principal sales, marketing, service and administrative offices. During late 1996, the Company invested approximately $1 million in leasehold improvements to these facilities to accommodate the employees hired as a result of the acquisition of HSI. The Company believes that these facilities are suitable for its current operations and are adequate to support those operations at least through the end of 1997. The Company has also leased small offices in the United Kingdom and France where the Company's local sales and marketing staffs are based.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
             SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 17, 1997 the Company had approximately 800 shareholders of record.

The following table shows the Company's high and low selling prices for the years ended December 31, 1996 and December 31, 1995 as reported by Nasdaq:


                                              1996
                                  ----------------------------

                                  High Bid             Low Bid
                                  --------             -------
         First Quarter            $ 3 3/4              $ 1 5/8
         Second Quarter           $ 8 7/16             $ 3 1/8
         Third Quarter            $ 6 5/8              $ 3 7/8
         Fourth Quarter           $ 6 7/8              $ 4 3/4


                                              1995
                                  ----------------------------
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

ITEM 6.          SELECTED FINANCIAL DATA

                 (THOUSANDS EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                 1996(1)           1995             1994             1993             1992
                                 ----              ----             ----             ----             ----
Net revenues                    $42,844          $30,133          $36,320          $37,831          $35,963

Net income (loss)                (1,692)          (3,552)            (931)             589           (4,421)

Net income (loss)
  per share                       (0.19)           (0.51)           (0.13)            0.09            (0.66)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                   1996(1)          1995            1994             1993             1992
                                   ----             ----            ----             ----             ----
Cash, cash equivalents &
 short-term investments          $ 3,917           $2,278          $ 6,602          $ 8,144          $10,143

Working capital                   18,444           12,564           16,825           17,132           16,219

Total assets                      44,469           23,582           27,321           29,301           30,242

Capital leases (excluding
 current portion)                    202               15               27               26               97

Shareholders' equity              27,175           17,326           20,901           21,234           20,182

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):


                                                          THREE MONTHS ENDED
                                                          ------------------
                                      MAR. 31,         JUN. 30,       SEP. 30,(1)     DEC. 31,(1)
                                      --------         --------       -----------     -----------
1996(1)
----

Net revenues                           $7,722           $8,481          $10,561          $16,080

Gross Margin                            3,870            4,193            5,335            7,564

Net income (loss)                         137              251           (2,811)             731

Net income (loss) per share              0.02             0.03            (0.32)            0.06

1995
----

Net revenues                           $9,215           $6,879           $7,048           $6,991

Gross Margin                            4,832            3,801            3,463            3,245

Net income (loss)                         251             (835)          (1,259)          (1,709)

Net income (loss) per share              0.04            (0.12)           (0.18)           (0.25)

(1)The Company closed the acquisition of Heraeus Surgical, Inc. on August 30, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:

                                                        1996          1995           1994
------------------------------------------------------------------------------------------
Net revenues                                            100.0%        100.0%        100.0%
Cost of sales                                            51.1          49.1          46.6
                                                        -----         -----         -----
Gross margin                                             48.9          50.9          53.4
Operating expenses:
 Research and development                                 6.0          12.7           9.9
 Purchased in-process research & development              5.5             -             -
 Selling, general and administrative                     39.1          50.9          46.8
 Other non-recurring charges related to
  the acquisition of Heraeus Surgical, Inc.               2.0             -             -
                                                        -----         -----         -----
                                                         52.6          63.6          56.7

Operating loss                                           (3.7)        (12.7)         (3.3)

Interest and other income, net                             .1            .9            .7
                                                        -----         -----         -----
Loss before income taxes                                 (3.6)        (11.8)         (2.6)

Provision for income taxes                                 .4             -             -
                                                        ------        -----         -----

Net loss                                                 (4.0)%       (11.8)%        (2.6)%
                                                        =====         =====         =====

The Company sells its products to hospitals, outpatient surgery centers, pay per use providers and individual physicians in the United States, Europe, the Middle East and the Pacific Rim. The Company's sales in the U.S. are through its own direct sales force. The Company's export sales, which are generated by its wholly and majority owned subsidiaries in the United Kingdom and France and by independent distributors in the rest of the world, are denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world.

During August 1996, the Company acquired Heraeus Surgical, Inc. ("HSI") from Heraeus Med, GmbH. Heraeus Med received approximately 4.6 million shares of newly issued Laserscope common stock and $2.0 million in cash in exchange for all of the outstanding shares of HSI and certain assets and liabilities of Heraeus Med's German laser distribution organization.

1996 RESULTS COMPARED TO 1995

During 1996 the Company's revenues increased 42% from 1995. This increase was primarily the result of higher capital equipment revenues and revenues from sales of products and services acquired in the HSI acquisition, which accounted for approximately $5.7 million and $1.3 million, respectively.

During 1996, the Company's revenues from the sales of capital equipment increased 123% and represented 52% of total net revenues compared to 33% of total net revenues in 1995. This was due to a combination of higher unit shipments of lasers with a shift in mix to those having lower average selling prices than those sold in 1995. The higher unit sales were principally of the Company's Aura office laser system which has a lower average selling price than those of the Company's hospital-based systems. In addition, approximately $4.6 million of the increase was from sales of capital equipment products acquired in the HSI acquisition. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively laser procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends in the U.S. market will continue to shift toward its lower priced office lasers.

The Company's net revenues in 1996 were negatively impacted by lower shipments of its disposable supplies and instrumentation which were 3% lower in 1996 than in 1995. Revenues from sales of these products represented approximately 34% of total revenues in 1996 compared to approximately 50% in 1995. The Company believes that the decline in proportion of total net revenues is primarily attributable to increased shipments of its Aura laser systems and increased shipments of lasers internationally while the reduction in absolute dollar revenues was due primarily to lower shipments of its side-firing devices due to fewer laser prostate surgeries being performed during this period than in 1995, partially offset by increased shipments of scanning devices sold as accessories to the Aura office laser system. The Company expects that revenues from the sales of instrumentation and disposable supplies will depend on the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

The Company's net service revenues during 1996 were 16% higher than in 1995. These revenues represented 14% of total net revenues in 1996 compared to 17% of total net revenues in 1995. The increase in absolute dollars reflects higher international service revenues in addition to incremental revenues resulting from the acquisition of HSI. The decrease in proportion of total net revenues is principally due to the increased capital equipment shipments in 1996.

The Company believes that continued acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery, is important to its business. In addition, the adoption of photodynamic therapy by medical practitioners also will be important. The Company continues to invest in the development of new instrumentation for emerging surgical applications and to educate surgeons in the U.S. and internationally to encourage the adoption of such new applications. Through the acquisition of HSI, the Company has expanded its product offering to include non-laser operating room equipment. The acceptance of this equipment by hospitals will be critical to the success of this product line. Finally, penetration of the international market, although increasing, has been limited and the Company continues to view expansion of international
sales as important to the Company's success.   International revenues accounted
for approximately 26%, and 23% of total revenues in 1996 and 1995, respectively.

The Company's product gross margin as a percentage of net revenues in 1996 was 51%, compared to 54% in 1995. The reduction is due principally to a product mix shift from higher margin disposable supplies to lower margin capital equipment. In addition, a higher proportion of the Company's revenues in 1996 came from sales to independent, international distributors than in 1995. These revenues generally generate lower gross margins than sales through its direct sales force. Finally, the Company acts as a distributor for certain product lines. Revenues from sales of these products generally generate lower gross margins than products manufactured by the Company. The Company expects that product gross margin as a percentage of sales may vary from quarter to quarter during 1997 as it continues to balance production volumes and inventory levels with product demand, and as product and distribution mix varies.

Gross margin from service activities as a percentage of net service revenues was 34% in 1996, compared to 37% in 1995. The declines reflect further price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts.
The Company expects that gross margin from service activities as a percentage of net revenues will continue to be influenced by these factors and will remain at or below 1996 levels for at least the next several quarters.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1996, amounts spent on research and development decreased 33% from amounts spent in 1995 due principally to lower expenses incurred in the development of the Company's Aura laser system. During 1995, the Company deployed significant resources to bring its Aura laser system to market in approximately nine months. As a percentage of revenues, research and development spending was 6% in 1996 compared to 13% in 1995. The Company expects to increase amounts spent in research and development during 1997. However, as a percentage of net revenues, the Company expects these amounts to vary from quarter to quarter as net revenues change.

Selling, general and administrative expenses as a percentage of net revenues were 39% in 1996 compared to 51% in 1995. In absolute dollars, these expenses increased $1.4 million during 1996. The decreases as a percentage of net revenues are due to higher net revenues in 1996 than in 1995. The increases in absolute dollars are primarily due to higher expenses resulting from personnel which joined the Company from HSI after the acquisition. As a percentage of revenues, selling, general and administrative expenses are expected to remain at similarly high levels during 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI consisting of a $2.4 million charge to write off purchased in-process research and development which arose from the acquisition and of $0.9 million in charges to write off certain inventory and fixed assets which became redundant as a result of the acquisition of HSI.

During 1996 the Company recorded a $152,000 income tax provision due to the non- deductible charge for in-process research and development offset by the benefit of net operating loss carryforwards. In 1995 the Company recorded no income tax provision due to the net loss incurred during the period.

1995 RESULTS COMPARED TO 1994

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

The Company's net service revenues during the year ended December 31, 1995 were 9% lower than in the year ended December 31, 1994. The decline reflected price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts.

Revenues from sales of instrumentation and disposable supplies represented approximately 50% of total revenues in each of the years ended December 31, 1995 and 1994. Revenues from sales of service represented approximately 17% of total revenues in 1995 and 16% of total revenues in 1994.

International revenues accounted for approximately 23% ,and 17% of total revenues in 1995 and 1994, respectively.

The Company's product gross margin as a percentage of net revenues was 54% and 55% in 1995 and 1994, respectively. During 1995, a 19% reduction in its product revenues caused further reductions in production volumes and greater unfavorable manufacturing variances and a reduction in product gross margin as a percentage of net revenues.

Gross margin from service activities as a percentage of net revenues was 37% in 1995, and 43% in 1994. The declines reflect price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts.

In 1995, amounts spent on research and development increased 7% from 1994 due principally to expenses incurred in the development of the Company's Aura laser system. As a percentage of revenues, research and development spending was 13% in 1995 and 10% in 1994.

Selling, general and administrative expenses as a percentage of net revenues were 51% in 1995 and 47% in 1994. In absolute dollars, these expenses decreased $1.6 million during 1995. These decreases are the result of expense control measures originally taken by the Company in 1992 which continued through 1995.

During 1995 and 1994 the Company recorded no income tax provision due to its net losses during these periods.

FINANCIAL REVIEW - LIQUIDITY AND CAPITAL RESOURCES

Total assets and liabilities as of December 31, 1996 were $44.5 million and $17.3 million respectively, compared to assets and liabilities of $23.6 million and $6.2 million at December 31, 1995. Working capital increased $5.8 million from $12.6 million at December 31, 1995 to $18.4 million at December 31, 1996 while cash and cash equivalents increased $1.6 million from $2.3 million at December 31, 1995 to $3.9 million at December 31, 1996. The increase to working capital was primarily the result of the HSI acquisition which, net of cash paid to Heraeus Med and transaction expenses incurred, added approximately $3.8 million to working capital. The net increase in cash and cash equivalents was primarily due to cash provided by operating activities of $3.3 million. Significant components of cash provided by operating activities included a net loss of $1.7 million offset by non cash charges for depreciation and purchased in-process research and development of $1.2 million and $2.4 million, respectively. Additionally a $1.1 million reduction of the Company's inventory (without giving effect to the inventory acquired in the acquisition of HSI), and a $2.9 million increase in accounts payable partially offset by a $2.6 million increase in accounts receivable contributed materially to cash provided by operating activities. The cash provided by operating activities was partially offset by $1.7 million used in the acquisition of HSI (net of cash received).

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors. As a result of the acquisition of HSI, the Company's Balance Sheet liquidity ratios changed and the Company's ability to generate cash will be partially dependent on management's ability to manage effectively non-cash assets such as inventory and accounts receivable. In addition, the level of profitability of the Company, as well as expenditures relating to the HSI acquisition will have a significant impact on cash resources. At December 31, 1996, the Company had commitments for capital expenditures relating to facility improvements of approximately $0.8 million and other accrued liabilities relating to the HSI acquisition of approximately $0.4 million.

The Company has in place a $5.0 million revolving bank line of credit which expires in November 1997 and under which $1.6 million in borrowings were outstanding at March 17, 1997.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company financed the HSI acquisition using its existing cash resources and anticipates that, while its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through its bank line of credit or otherwise will be required for the Company's currently envisioned long term needs.

The Company anticipates that current cash resources, internally generated funds, capital and operating lease lines and available bank borrowings will be sufficient to meet liquidity and capital needs at least through 1997.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Laserscope at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on form 10-K in Item 6 "Selected Financial Data" and Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Laserscope is incorporated by reference from the information under the caption "Election of Directors-Nominees" in the Registrant's Proxy Statement.

Information with respect to executive officers of Laserscope is set forth in "Item 1-Business-Executive Officers of the Company" in this Annual Report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

Incorporated by reference from the information under the caption "Report of the Human Resources Committee" in the Registrant's Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Incorporated by reference form the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Registrant's Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Human Resources Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement.

PART IV

ITEM 14.     EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

                                                                                Page
                                                                                ----
         Report of Ernst & Young LLP,  Independent Auditors.                     F-1

         Consolidated Balance Sheets at December 31, 1996 and 1995.              F-2

         Consolidated Statements of Operations
         - Years ended December 31, 1996, 1995 and 1994.                         F-3


         Consolidated Statements of Cash Flows
         - Years ended December 31, 1996, 1995 and 1994.                         F-4

         Consolidated Statements of Shareholders'  Equity
          - Years ended December 31, 1996, 1995 and 1994.                        F-5

         Notes to Consolidated Financial Statements.                        F-6 through F-17

    (2) The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 is submitted herewith:

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

    (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                    Description
-------                   -----------
2.1              Acquisition Agreement between Laserscope and Heraeus Med GmbH.(13)

3.3              Seventh Amended and Restated Articles of Incorporation of Registrant.(1)

3.4              By-laws of Registrant, as amended.(4)

4.1              Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer &
                 Trust Company as Rights Agent.(10)

4.1A             First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust
                 Company as Rights Agent dated as of April 22, 1996.(11)

4.1B             Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust
                 Company as Rights Agent   dated as of August 6, 1996.(12)

10.1A            1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock
                 Option Agreement.(4)

10.1B            1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option
                 Agreement.(8)

10.2             1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(2)

10.3             1989 Employee Stock Purchase Plan and form of Subscription Agreement.(4)

10.4             401(k) Plan.(2)

10.6             Net Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987. (2)

10.6A            Amendment No. 1 dated January 18, 1990 to Net Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)

10.6B            Net Lease Agreement between Registrant and Realtec Properties dated December 14, 1989.(2)

10.6C            Net Lease Agreement between Registrant and Realtec Properties dated June 25, 1990.(3)

Exhibit
Number                    Description
-------                   -----------
10.6D            Amendment No. 2 dated November 10, 1992 to Net Lease Agreement between Registrant and Realtec Properties dated October 7, 1987.(5)

10.6E            Amendment No. 3 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated
                 October 7, 1987.(7)

10.6F            Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated
                 June 25, 1990.(7)

10.6G            Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated
                 December 14, 1989.(8)

10.10            Form of Indemnification Agreement.(2)

10.11            Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated
                 November 23, 1996.(14)

10.13            1990 Directors' Stock Option Plan and form of Option Agreement.(4)

10.14            Form of Laserscope Management Continuity Agreement, as amended.(8)

10.18            1995 Directors' Stock Option Plan and form of Option agreement.(9)

22.1             Subsidiaries of Registrant.(6)

23.1             Consent of Ernst & Young LLP, Independent Auditors (see page 32).(14)

25.1             Power  of  Attorney  (see  pages 33 through 34).(14)

27.1             Financial Data Schedule.

Reports on Form 8-K:

On November 8, 1996, the Company filed a Form 8-K/A amending its current report on Form 8-K filed September 11,1996. The Form 8-K/A reported the consummation of the Company's acquisition of HSI and contained audited Balance Sheets of HSI as of December 31, 1995 and 1994 and the related statements of operations, stockholder's equity and cash flows for each of the three years ended December 31, 1995, 1994 and 1993 as well as the unaudited balance sheet of HSI as of June 30, 1996 and the related unaudited statements of operations, stockholder's equity and cash flows for the six-month period ended June 30, 1996 and 1995.
In addition, the Form 8-K/A contained the unaudited pro forma combined condensed balance sheet as of June 30, 1996, the unaudited pro forma combined condensed statements of operations for the year ended December 31 1995 and the six months ended June 30, 1996 and the notes thereto.


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

(3) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

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

(9) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1995.

(10) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed November 15, 1991.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(12) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", the Company's Form 8- A/A filed September 4, 1996.

(13) Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(14)     Filed herewith.

                                           EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38831, 33-33692, 33-40506 33-53052, 33-53158, 33- 63603
33-82524, 333-07089, 333-07101, 333-07103, 333-07095, 333-11787 and 333-11795)
pertaining to the 1984 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Director's Stock Option Plan, the 1994 Stock Option Plan, the 1995 Directors' Stock Option Plan and the 1995 Replacement Option Plan of Laserscope) of our report dated January 28, 1997, with respect to the consolidated financial statements and schedule of Laserscope included in the Annual Report (Form 10-K) for the year ended December 31, 1996.



                                        /s/Ernst & Young LLP


San Jose, California
March 25, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LASERSCOPE



Date: March 25, 1997                    By: /s/ Robert V. McCormick
                                            ------------------------------
                                            Robert V. McCormick
                                            President and Chief
                                            Executive Officer

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


        Signature                      Title                             Date
----------------------------------------------------------------------------------
/s/ Benjamin L. Holmes        Chairman of the Board of              March 25, 1997
------------------------        Directors
 (Benjamin L. Holmes)


/s/ Robert V. McCormick       President, Chief Executive            March 25, 1997
-----------------------         Officer and Director
   (Robert V. McCormick)

       Signature                             Title                           Date
--------------------------------------------------------------------------------------
/s/ Dennis LaLumandiere               Vice President of Finance,        March 25, 1997
-------------------------------         Chief Financial Officer and
   (Dennis LaLumandiere)                Assistant Secretary
                                        (Principal Financial and
                                        Accounting Officer)


/s/ David Cohen                       Director                          March 25, 1997
-------------------------------
   (David Cohen)


/s/ Klaus Gooffloo                    Director                          March 25, 1997
-------------------------------
    (Klaus Gooffloo)


/s/ Thomas Ihlenfeldt                 Director                          March 25, 1997
-------------------------------
    (Thomas Ihlenfeldt)


/s/ E. Walter Lange                   Director                          March 25, 1997
-------------------------------
   (E. Walter Lange)


/s/ Rodney Perkins                    Director                          March 25 , 1997
-------------------------------
 (Rodney Perkins, M.D.)


/s/ Robert J. Pressley                Director                          March 25, 1997
-------------------------------
 (Robert J. Pressley, Ph.D.)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Laserscope

We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        /s/Ernst & Young LLP


San Jose, California
January 28, 1997

                                   LASERSCOPE
                          CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
(dollars in thousands)                                                                1996               1995
-------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                     $  3,917           $  2,278
    Accounts receivable, net                                                        13,286              5,543
    Inventories                                                                     17,407             10,292
    Other current assets                                                               926                692
                                                                                  --------           --------
    Total current assets                                                            35,536             18,805
Property and equipment, net                                                          3,109              2,663
Investment in NWL                                                                    1,681              1,681
Developed technology and other intangibles, net                                      3,473                  -
Other assets                                                                           670                433
                                                                                  --------           --------
Total assets                                                                      $ 44,469           $ 23,582
                                                                                  ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                              $  9,246           $  1,455
    Accrued compensation                                                             2,947              1,156
    Warranty                                                                           962                476
    Deferred revenue                                                                 2,376              2,008
    Other accrued liabilities                                                        1,507              1,132
    Current obligations under capital leases                                            54                 14
                                                                                  --------           --------
    Total current liabilities                                                       17,092              6,241

Obligations under capital leases                                                       202                 15

Commitments and contingencies

Shareholders' equity:
    Common stock    11,868,171 shares outstanding (7,060,634 in 1995)               48,798             37,248
    Accumulated deficit                                                            (20,988)           (19,296)
    Translation adjustments                                                           (260)              (251)
    Notes receivable from shareholders                                                (375)              (375)
                                                                                  --------           --------
    Total shareholders' equity                                                      27,175             17,326
                                                                                  --------           --------

Total liabilities and shareholders' equity                                        $ 44,469           $ 23,582
                                                                                  ========           ========



See notes to consolidated financial statements

                                   LASERSCOPE
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                              Years Ended December 31,
(thousands, except per share amounts)                                   1996             1995           1994
------------------------------------------------------------------------------------------------------------
Net Revenues:

    Products                                                         $36,885          $24,974        $30,671
    Services                                                           5,959            5,159          5,649
                                                                     -------          -------        -------
                                                                      42,844           30,133         36,320
Cost of Sales:

    Products                                                          17,967           11,526         13,715
    Services                                                           3,915            3,266          3,203
                                                                     -------          -------        -------
                                                                      21,882           14,792         16,918

Gross margin                                                          20,962           15,341         19,402

Operating expenses:

    Research and development                                           2,555            3,838          3,589
    Purchased in-process research and development                      2,376                -              -
    Selling, general and administrative                               16,749           15,333         16,994
    Other non-recurring charges relating to the
      acquisition of Heraeus Surgical, Inc.                              872                -              -
                                                                     -------          -------        -------
                                                                      22,552           19,171         20,583

Operating loss                                                        (1,590)          (3,830)        (1,181)

Interest and other income, net                                            50              278            250
                                                                     -------          -------        -------

Loss before income taxes                                              (1,540)          (3,552)          (931)

Provision for income taxes                                               152                -              -
                                                                     -------          -------        -------

Net loss                                                             $(1,692)         $(3,552)       $  (931)
                                                                     =======          =======        =======

Net loss per share                                                   $ (0.19)         $ (0.51)       $ (0.13)
                                                                     =======          =======        =======

Shares used in per share calculations                                  8,677            6,999          6,924
                                                                     =======          =======        =======





See notes to consolidated financial statements

                                   LASERSCOPE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
(dollars in thousands)                                                        1996         1995         1994
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $(1,692)     $(3,552)     $  (931)

     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
         Depreciation and amortization                                       1,218        1,419        1,623
         Purchased in-process research and development                       2,376            -            -
     Increase (decrease) from changes in:
         Accounts receivable                                                (2,622)       2,523         (460)
         Inventories                                                         1,076       (2,780)         853
         Other current assets                                                  (34)         346           20
         Other assets                                                            -          350           86
         Accounts payable                                                    2,923          163         (485)
         Accrued compensation                                                  441           20         (312)
         Warranty                                                               86         (201)        (166)
         Deferred revenue                                                     (311)        (317)        (151)
         Other accrued liabilities                                            (115)         182         (432)
                                                                           -------      -------      -------
     Cash provided (used) by operating activities                            3,346       (1,847)        (355)
                                                                           -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of held-to-maturity investments                                    -            -       (3,001)
     Maturity of held-to-maturity investments                                    -        1,998        3,030
     Capital expenditures                                                     (593)        (762)      (1,684)
     Funding of agreement with NWL                                               -       (1,681)           -
     Heraeus Surgical acquisition, net of cash received                     (1,741)           -            -
     Other                                                                      (9)         (71)          11
                                                                           -------      -------      -------
     Cash used by investing activities                                      (2,343)        (516)      (1,644)
                                                                           -------      -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on obligations under capital leases                               (14)         (11)        (101)
     Proceeds from the sale of common stock under stock
          plans, net of repurchases and shareholder notes receivable           650           48          587
                                                                           -------      -------      -------
     Cash provided by financing activities                                     636           37          486
                                                                           -------      -------      -------

     Increase (decrease) in cash and cash equivalents                        1,639       (2,326)      (1,513)

     Cash and cash equivalents, beginning of year                            2,278        4,604        6,117
                                                                           -------      -------      -------
     Cash and cash equivalents, end of year                                $ 3,917      $ 2,278      $ 4,604
                                                                           =======      =======      =======

   In addition to the cash paid for the Heraeus Surgical, Inc. acquisition, the Company issued 4,609,345 shares of common stock.


See notes to consolidated financial statements

                                   LASERSCOPE
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                       Notes            Total
                                                             Accumulated      Translation    Receivable from    Shareholders'
(dollars in thousands)                      Common Stock         Deficit      Adjustments       Shareholders           Equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                     $36,493        $(14,813)           $(191)              (255)         $21,234

Issuance of 140,665 shares
  under stock plans, net
  of repayment of notes                              581                                                   6              587

Translation adjustments                                                                11                                  11

Net loss                                                            (931)                                                (931)
                                                 -------        --------            -----              -----          -------

Balance at December 31, 1994                      37,074         (15,744)            (180)              (249)          20,901

Issuance of 76,790 shares
  under stock plans, net
  of repayment and
  refinancing of notes                               174                                                (126)              48

Translation adjustments                                                               (71)                                (71)

Net loss                                                          (3,552)                                              (3,552)
                                                 -------        --------            -----              -----          -------

Balance at December 31, 1995                      37,248         (19,296)            (251)              (375)          17,326

Issuance of 198,192 shares
  under stock plans                                  650                                                                  650

Issuance of 4,609,345 shares
  in conjunction with the acquisition
  of Heraeus Surgical, Inc., including
  associated acquisition costs                    10,900                                                               10,900

Translation adjustments                                                                (9)                                 (9)

Net loss                                                          (1,692)                                              (1,692)
                                                 -------        --------            -----              -----          -------
Balance at December 31, 1996                     $48,798        $(20,988)           $(260)             $(375)         $27,175
                                                 =======        ========            =====              =====          =======




See notes to consolidated financial statements

                                   LASERSCOPE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company operates in one business segment, the medical systems business.
The Company develops, manufactures, markets and supports surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty countries worldwide to hospitals, outpatient surgery centers and physicians.

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

At December 31, 1996 and 1995 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.8 million and $1.1 million, respectively.

At December 31, 1996 and 1995 the Company had no investments in debt securities.

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

Impairment of assets
The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Asses and for Long-Lived Assets to Be Disposed of" (SFAS121) during the year ended December 31, 1996. Such adoption did not have a material impact on the financial statements.

Intangible assets related to the acquisition of Heraeus Surgical, Inc. Intangible assets related to the acquisition of Heraeus Surgical, Inc. included developed technology and an established workforce. These assets are amortized on a straight-line basis over estimated useful lives of seven and five years, respectively.

Advertising expense
The cost of advertising is expensed as incurred. The Company does not incur any direct response advertising costs. Advertising costs were not significant in 1996, 1995 and 1994.

2.  ACQUISITION OF HERAEUS SURGICAL, INC.

During April 1996, the Company and Heraeus Med, GmbH signed a definitive agreement for the acquisition (the "Acquisition") of HSI (a wholly- owned subsidiary of Heraeus Med, GmbH). Pursuant to the Acquisition Heraeus Med received approximately 4.6 million shares of newly issued Laserscope common stock and a $2.0 million cash payment in exchange for all of the outstanding shares of HSI and certain assets and liabilities of Heraeus Med's German laser distribution organization.

The Acquisition closed on August 30, 1996 and has been accounted for as a purchase. The purchase price, including related acquisition costs, was allocated based on an independent appraisal obtained by the Company to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the data of acquisition.

The purchase price for the Acquisition was (in thousands):

       Newly issued Laserscope common stock                              $10,900
       Cash paid                                                           2,000
       Transaction and other direct acquisition costs                      1,662
                                                                         -------
                                Total                                    $14,562

The allocation of the purchase price was determined as follows:

       Net tangible assets acquired:
               Cash (before netting cash paid)                           $ 1,508
               Accounts receivable, net                                    5,121
               Inventories                                                 8,191
               Other assets                                                1,111
               Accounts payable and other current liabilities             (7,374)
                                                                         -------
                        Total net tangible assets acquired               $ 8,557
       Intangible assets acquired:
               Developed technology                                      $ 3,229
               In-process technology                                       2,376
               Workforce                                                     400
                                                                         -------
                                                                         $14,562

To determine the value of the developed technology, the expected future cash flow of each existing product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. The analysis resulted in a valuation of approximately $3.2 million for completed products, which had reached technological feasibility and therefore was capitalizable. The asset is being amortized on a straight-line basis over a seven year period.

The value of the assembled workforce was derived by estimating the costs to replace the existing employees including search costs, interview costs and training costs for each category of employee. The analysis determined a valuation of approximately $400,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a five year period.

In determining the value of technology in the development stage, the Company considered, among other factors, the stage of development of each project, the time and resources needed to complete each project, expected income and associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility, and risks related to the viability of potential changes in future target markets. This analysis resulted in a valuation of approximately $2.4 million for technology in the development stage that had not yet reached technological feasibility and did not have alternative future uses. Therefore, in accordance with generally accepted accounting principles, the $2.4 million of technology in the development stage was expensed in the period ended September 30, 1996 as purchased in-process research and development.

During the quarter ended September 30, 1996, the Company recorded an additional $0.9 million in charges to write off inventory and fixed assets which became redundant as a result of the acquisition of HSI.

The operating results of HSI from August 30, 1996 through December 31, 1996 have been included in the Company's consolidated results of operations.

The following unaudited pro forma combined results of operations of the Company and Heraeus Surgical, Inc. (HSI) for the twelve months ended December 31, 1996 and December 31, 1995 have been prepared assuming that the Acquisition, had occurred at the beginning of the period presented. The following pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                                    Twelve months ended
                                                        December 31,
                                                     1996              1995
                                                         (Unaudited)
---------------------------------------------------------------------------
Net revenues                                      $61,928           $57,909
Loss from operations                              $(2,209)          $(6,718)
Net loss                                          $(2,112)          $(6,827)
Net loss per share                                $ (0.18)          $ (0.59)
Shares used in per share calculations              11,750            11,608


The 4.6 million common shares issued to Heraeus Med, GmbH in this transaction were unregistered pursuant to section 4(2) of the Securities Act of 1933, as amended and cannot be sold, transferred or pledged by Heraeus Med GmbH until August 30, 1997. On that date, the Company has an obligation to register the shares.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

(in thousands)                                       1996              1995
---------------------------------------------------------------------------
Trade accounts receivable                         $13,986           $ 6,033
Less:  allowance for doubtful accounts               (700)             (490)
                                                  -------           -------

                                                  $13,286           $ 5,543
                                                  =======           =======

4.  INVENTORIES

Inventories at December 31 consisted of:

(in thousands)                                                        1996               1995
---------------------------------------------------------------------------------------------
Sub-assemblies and purchased parts                                 $12,015            $ 7,201
Finished goods                                                       5,392              3,091
                                                                   -------            -------
                                                                   $17,407            $10,292
                                                                   =======            =======

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

(in thousands)                                                        1996               1995
---------------------------------------------------------------------------------------------
Machinery and equipment                                           $  4,967           $  4,562
Office equipment and furniture                                       7,448              6,917
Leasehold improvements                                               2,229              1,781
                                                                  --------           --------

                                                                    14,644             13,260
Less accumulated depreciation and amortization                     (11,535)           (10,597)
                                                                  --------           --------
                                                                  $  3,109           $  2,663
                                                                  ========           ========

6.  DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of HSI at December 31 consisted of:

(in thousands)                                                        1996               1995
---------------------------------------------------------------------------------------------
Developed technology                                              $  3,229           $      -
Assembled workforce                                                    400                  -
                                                                  --------           --------
                                                                     3,629                  -
Less accumulated amortization                                         (156)                 -
                                                                  --------           --------
                                                                  $  3,473           $      -
                                                                  ========           ========

 7.  LINE OF CREDIT

In November 1996, the Company renewed its agreement with a bank for a $5 million line of credit that provides for short-term borrowings based on certain eligible accounts receivable. The line of credit, which expires in November 1997, is secured by the assets of the Company and bears interest at the bank's prime rate plus one percentage point. Provisions of this agreement prohibit the payment of dividends and the repurchase of stock and require the Company to maintain certain minimum working capital and net worth levels. As of March 17, 1997, the Company was in compliance with the covenants and had $1.6 million in borrowings under this agreement.

8.  INVESTMENT IN NWL

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. These assets are carried at cost. If the Company does not exercise its option to purchase NWL by June 1997, there will be no reimbursement of the Company's investment and the Company's equity position will be relinquished. If the Company exercises its option, the remaining purchase price will be paid over three and one half years from the exercise date. The Company currently expects to exercise its purchase option prior to lapse of the option period.

9.  LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

(in thousands)                                                        1996               1995
---------------------------------------------------------------------------------------------
Leased equipment                                                   $ 1,784             $1,545
Accumulated amortization                                             1,531              1,518

There were $241,000 in additions to leased equipment in 1996, none in 1995 and 1994.

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases amounted to approximately $982,000, $966,000 and $1,070,000 in each of the three years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under capital and operating leases were as follows at December 31, 1996:

                                                                   Capital          Operating
 (in thousands)                                                     Leases             Leases
---------------------------------------------------------------------------------------------
1997                                                                $   83             $1,094
1998                                                                    61                936
1999                                                                    61                777
2000                                                                    61                777
2001 and beyond                                                         61                130
                                                                    ------             ------
                                                                    $  327             $3,714
                                                                                       ======
Less amount representing interest                                       71
                                                                    ------
Present value of future minimum lease payments                      $  256
                                                                     =====

10.  SHAREHOLDERS' EQUITY

The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company's Board of Directors.

1994 and 1984 Stock Option Plans

During 1994 and 1984, the Company adopted stock option plans under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees of the Company at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant Non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 1984 plan vest and become exercisable over periods of up to five years and expire five to ten years after the date of grant. Options issued pursuant to the 1994 plan vest and become exercisable over periods of up to four years and expire five years after the date of grant.

The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 1996, the 1984 Stock Option Plan had options to purchase 713,550 shares of common stock outstanding, of which 646,607 were exercisable.

The Company has reserved 1,700,000 shares of common stock of which there were 410,520 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 1996.

In November 1995, the Company allowed non officer employees to cancel outstanding options that had been granted under the 1984 plan but that had not yet become exercisable and replace them with new non-statutory grants outside of the 1984 plan for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. Employees elected to cancel and receive new grants to purchase an aggregate of 175,453 shares at an exercise price of $2.00.

In November 1995, the Company also allowed employees to cancel outstanding options that had been granted under the 1994 plan but that had not yet become exercisable and replace them with new grants for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. Employees elected to cancel and receive new grants to purchase an aggregate of 455,384 shares at an exercise price of $2.00.

1990 and 1995 Directors' Stock Option Plans

The Company has reserved 600,000 shares of its common stock for issuance pursuant to its 1990 and 1995 Directors' Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase 90,000 shares (45,000 shares pursuant to each plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Because the 1990 Directors' Stock Option Plan was terminated in 1995 with respect to any additional grants, new non employee directors receive only a grant under the 1995 Directors' Stock Option Plan. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire fiveyears after the date of grant. There were 120,000 shares available for issuance pursuant to the 1995 Directors' Stock Option Plan at December 31, 1996.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 1995 and 1996:

                                           Share            Weighted Average
                                           Outstanding       Exercise Price
----------------------------------------------------------------------------
Balance, December 31, 1994                   1,749,635            $5.88


Granted                                      1,546,837            $2.73

Exercised                                            -                -
Canceled                                    (1,023,744)           $5.02
                                            ----------            -----

Balance, December 31, 1995                   2,272,728            $4.12


Granted                                        641,225            $3.86

Exercised                                     (101,222)           $4.13

Canceled                                      (451,000)           $5.24
                                            ----------            -----

Balance, December 31, 1996                   2,361,731            $3.84
                                            ==========            =====

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 1996:

                  Options Outstanding                                         Options Exercisable
-------------------------------------------------------------------------------------------------
                                           Weighted
                                            Average        Weighted                      Weighted
Range of                   Number         Remaining         Average       Number          Average
Exercise Prices       Outstanding  Contractual Life  Exercise Price  Exercisable   Exercise Price
-------------------------------------------------------------------------------------------------
  $2.00 - $2.88           884,100              4.58           $2.00      297,489            $2.00
  $3.48 - $5.13           838,786              4.19           $4.05      291,824            $4.33
  $5.38 - $8.00           638,393              2.28           $6.09      583,159            $6.12
  -------------         ---------              ----           -----    ---------            -----

  $2.00 - $8.00         2,361,279              3.82           $3.84    1,172,472            $4.63
  =============         =========              ====           =====    =========            =====


1989 Employee Stock Purchase Plan

The Company has reserved 450,000 shares of common stock, for issuance pursuant to its 1989 Employee Stock Purchase Plan. Under this plan, qualified employees, excluding non-employee directors, may purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. At December 31, 1996, approximately 391,000 shares had been purchased under this plan.

SFAS 123 Disclosure

The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earning per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 13, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 5.89% and 6.44% for 1995 and 1996, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 1.0; and an expected life of the option of 4.0 years.

To comply with the pro forma reporting requirements of SFAS 123 with respect to the Company's 1989 Employee Stock Purchase Plan, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1995 and 1996: a dividend yield of 0.0%; an expected life of 0.5 years; an expected volatility factor of 1.0; and weighted average risk free interest rates of 6.21% and 5.28% for 1995 and 1996, respectively. The weighted average fair value of those purchase rights granted in 1995 and 1996 were $1.38 and $1.70, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(in thousands, except per share data)            1996             1995
----------------------------------------------------------------------
Pro forma net loss                           $(2,808)         $(3,911)
Pro forma loss per share                     $ (0.33)         $ (0.56)

Because the SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

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

11.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

In October 1989, the Company adopted a 401(k) savings and investment plan which covers all employees. The Company's contributions to the plan have been 50% matching of employee contributions up to 3% of each employee's base compensation and were approximately $132,000, $109,000 and $118,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

12. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                 1996           1995         1994
-----------------------------------------------------------------
Current federal taxes           $ 102          $   -        $   -
Current state taxes                50              -            -
                                -----          -----        -----

Provision for income taxes      $ 152          $   -        $   -
                                =====          =====        =====

Pretax losses from foreign operations were $145,000, $1,185,000, and $1,100,000 respectively in 1996, 1995 and 1994.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                   1996           1995          1994
------------------------------------------------------------------------------------
Computed expected tax                             $(539)      $ (1,243)      $  (326)
Operating loss with no carryback benefit             83          1,243           400
State taxes                                          50              -             -
Benefit of net operating loss carryforward         (432)             -           (74)
Charge for in-process research
   and development                                  832              -             -
Other                                               158                            -
                                                  -----       --------       -------

Provision for income taxes                        $ 152       $      -       $     -
                                                  =====       ========       =======

The components of the deferred tax asset consisted of the following at December 31, (in thousands):

                                                       1996             1995
----------------------------------------------------------------------------
Deferred tax assets:

  Net operating loss carryforwards                  $ 3,200          $ 4,000
  General business credit carryforwards               1,100            1,000
  Inventory reserves and adjustments                  2,500            1,400

  Other accruals and reserves not
    currently deductible for tax purposes             2,000            1,500
  Other                                               1,000                -
                                                    -------          -------
  Total deferred tax assets                           9,800            7,900
  Valuation for deferred tax assets                  (8,600)          (7,900)
                                                    -------          -------
  Deferred tax asset                                  1,200                -

Deferred tax liabilities
  Acquired intangibles                               (1,200)               -
                                                    -------          -------

Net deferred tax assets                             $     -          $     -
                                                    =======          =======

Approximately $500,000 of the valuation allowance is attributed to stock options, the benefit of which will be credited to paid-in-capital when realized.

For federal tax purposes, the Company has net operating loss, research and development credit, and minimum tax credit carryforwards of $5,900,000, $350,000, and $350,000, respectively, which expire in the years 1997 through 2011. The Company has net operating loss and research and development credit carryforwards of $400,000 and $600,000, respectively, for state tax reporting purposes. The state net operating loss will expire in the years 1997 through 2000. In addition, the Company has foreign tax loss carryforwards of approximately $3,500,000 which begin to expire in 1998.

The availability of the Company's net operating loss and tax credit carryforwards may be subject to a substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's stock over a three year period.

13. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company's trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. Any concentration of credit risk is substantially alleviated by the Company's credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable. Bad debt expense has been insignificant.

The Company's export sales represent sales to unaffiliated customers and are displayed in the following table in approximate percentages of net revenues:

                                      1996          1995         1994
----------------------------------------------------------------------
Europe                                  17%           15%          10%
Middle East                              -             1%           1%
Pacific Rim                              9%            7%           6%
                                       ---           ---          ---
     Total                              26%           23%          17%

The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

14.  CONTINGENCIES

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

                                  SCHEDULE II



                                   LASERSCOPE

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                     Balance at                               Balance at
                                     Beginning                                   End
         Descriptions                of Period    Additions    Deductions     of Period
------------------------------       ---------    ---------    ----------     ---------
Allowance for doubtful
 accounts receivable:

  Year ended December 31, 1994         $540         $ --          $ --          $540
                                       ====         ====          ====          ====

  Year ended December 31, 1995         $540         $200          $250          $490
                                       ====         ====          ====          ====

  Year ended December 31, 1996         $490         $210          $ --          $700
                                       ====         ====          ====          ====

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
10.11        Amended and Restated Loan and Security Agreement between the
             Registrant and Silicon Valley Bank dated November 30,1996.

23.1         Consent of Ernst & Young, Independent Auditors (see page 32).

25.1         Power  of  Attorney  (see  pages 33 through 34).

27.1         Financial Data Schedule.