Form 10-K/A
period 1996-12-31
LASERSCOPE
filed 1997-04-29
CIK 851737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-K/A

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

                              -------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                          Common Share Purchase Rights

                              -------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $60,200,000 as of March 17, 1997, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,004,306 shares of Registrant's Common Stock issued and outstanding as of March 17, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

The undersigned Registrant hereby amends and restates its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as set forth below.

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

The Orion(TM) Laser System is a mid-size, more powerful system for outpatient surgical centers and hospitals. It features dual KTP/532 and Nd:YAG wavelengths as well as StarPulse. The range of applications include ENT, gynecology, urology, general surgery, neurosurgery, orthopedics, spine surgery, as well as aesthetic surgery and dermatology. The Orion also can serve as a base laser system for Laserscope's PDT laser dye module, enabling photodynamic therapy applications. Both the Aura and Orion systems are available with SmartScan, a microprocessor-controlled beam scanning device.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1996:

                NAME                 AGE                  POSITION
                ----                ----                  --------
        Benjamin L. Holmes           62    Chairman of the Board and Director
        Robert V. McCormick          52    President, Chief Executive Officer and Director
        Thomas B. Boyd               50    Senior Vice President of Operations and
                                             International
        Roy Fiebiger                 42    Senior Vice President of Marketing, Sales and Service
        Bonnie Jones*                48    Vice President of Human Resources
        Dennis LaLumandiere          43    Vice President of Finance, Chief Financial
                                           Officer and Assistant Secretary
        Eric Reuter                  35    Vice President of Research and Development

* Ms. Jones resigned as an officer of the Company effective January 1997.

Benjamin L. Holmes has been a director of the Company since January 1992 and was appointed Chairman of the Board of Directors in June 1992. Mr. Holmes was General Manager of the Medical Products Group of Hewlett-Packard Company ("HP") from 1983, and a Vice President of HP, from 1985 until his retirement in October 1995. Mr. Holmes is a member of the Board of Directors of Project HOPE and the Massachusetts High Technology Council. He is also a member of the Massachusetts Governor's Council on Economic Growth and Technology, Past Commissioner of the Massachusetts Universal Health Care Commission, and a past member of the Board on Health Care Service, Institute of Medicine, National Academy of Sciences. He is also Past Chairman of the Board of Directors of the Health Industry Manufacturers Association (HIMA).

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

The following table shows the Company's high and low selling prices for the years ended December 31, 1996 and December 31, 1995 as reported by Nasdaq:

                                            1996
                                 -------------------------
                                 HIGH BID          LOW BID
                                 --------          -------
 First Quarter                   $ 3 3/4           $ 1 5/8
 Second Quarter                  $ 8 7/16          $ 3 1/8
 Third Quarter                   $ 6 5/8           $ 3 7/8
 Fourth Quarter                  $ 6 7/8           $ 4 3/4


                                            1995
                                 -------------------------
                                 HIGH BID          LOW BID
                                 --------          --------
 First Quarter                   $ 4 3/8           $ 3 1/2
 Second Quarter                  $ 4 1/2           $ 3 3/8
 Third Quarter                   $ 5 1/8           $ 3 1/4
 Fourth Quarter                  $ 4               $ 1 1/2

The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's permission.

ITEM 6.  SELECTED FINANCIAL DATA

            (THOUSANDS EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                           1996(1)      1995       1994      1993       1992
                           --------   --------   --------   -------   --------
        Net revenues       $ 42,844   $ 30,133   $ 36,320   $37,831   $ 35,963

        Net income (loss)    (1,692)    (3,552)      (931)      589     (4,421)

        Net income (loss)
          per share           (0.19)     (0.51)     (0.13)     0.09      (0.66)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                    1996(1)     1995    1994      1993     1992
                                    -------   -------  -------   -------  -------
      Cash, cash equivalents &
        short-term investments      $ 3,917   $ 2,278  $ 6,602   $ 8,144  $10,143

      Working capital                18,444    12,564   16,825    17,132   16,219

      Total assets                   44,469    23,582   27,321    29,301   30,242

      Capital leases (excluding
        current portion)                202        15       27        26       97

      Shareholders' equity           27,175    17,326   20,901    21,234   20,182

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                   THREE MONTHS ENDED
                                                   ------------------
                                   MAR. 31,     JUN. 30,      SEP. 30,(1)     DEC. 31,(1)
                                   --------     --------      -----------     -----------
        1996(1)
        Net revenues                $7,722      $ 8,481         $10,561         $16,080

        Gross Margin                 3,870        4,193           5,335           7,564

        Net income (loss)              137          251          (2,811)            731

        Net income (loss) per share   0.02         0.03           (0.32)           0.06

        1995

        Net revenues                $9,215      $ 6,879         $ 7,048         $ 6,991

        Gross Margin                 4,832        3,801           3,463           3,245

        Net income (loss)              251         (835)         (1,259)         (1,709)

        Net income (loss) per share   0.04        (0.12)          (0.18)          (0.25)


(1) The Company closed its acquisition of Heraeus Surgical, Inc. on August 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:

                                                         1996       1995       1994
         Net revenues                                    100.0%     100.0%     100.0%
         Cost of sales                                    51.1       49.1       46.6
                                                         -----      -----      -----
         Gross margin                                     48.9       50.9       53.4
         Operating expenses:
           Research and development                        6.0       12.7        9.9
           Purchased in-process research & development     5.5          -          -
           Selling, general and administrative            39.1       50.9       46.8
           Other non-recurring charges related to
             the acquisition of Heraeus Surgical, Inc.     2.0          -          -
                                                         -----      -----      -----
                                                          52.6       63.6       56.7

         Operating loss                                   (3.7)     (12.7)      (3.3)

         Interest and other income, net                     .1         .9         .7
                                                         -----      -----      -----
         Loss before income taxes                         (3.6)     (11.8)      (2.6)

         Provision for income taxes                         .4          -          -
                                                         -----      -----      -----

         Net loss                                         (4.0)%    (11.8)%     (2.6)%
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

During 1996, the Company's revenues from the sales of capital equipment increased 123% and represented 52% of total net revenues compared to 33% of total net revenues in 1995. This was due to a combination of higher unit shipments of lasers with a shift in mix to those having lower average selling prices than those sold in 1995. The higher unit sales were principally of the Company's Aura office laser system which has a lower average selling price than those of the Company's hospital-based systems. In addition, approximately $4.6 million of the increase was from sales of capital equipment products acquired in the HSI acquisition. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively laser procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends in the U.S. market will continue to shift toward lower priced office lasers.

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

Gross margin from service activities as a percentage of net service revenues was 34% in 1996, compared to 37% in 1995. The decline reflects further price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts. The Company expects that gross margin from service activities as a percentage of net revenues will continue to be influenced by these factors and will remain at or below 1996 levels for at least the next several quarters.

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

Selling, general and administrative expenses as a percentage of net revenues were 39% in 1996 compared to 51% in 1995. In absolute dollars, these expenses increased $1.4 million during 1996. The decrease as a percentage of net revenues is due to higher net revenues in 1996 than in 1995. The increase in absolute dollars is primarily due to higher expenses resulting from personnel which joined the Company from HSI after the acquisition. As a percentage of revenues, selling, general and administrative expenses are expected to remain at similarly high levels during 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

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

During 1996 the Company recorded a $152,000 income tax provision due to the non-deductible charge for in-process research and development offset by the benefit of net operating loss carryforwards. In 1995 the Company recorded no income tax provision due to the net loss incurred during the period.

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

International revenues accounted for approximately 23% and 17% of total revenues in 1995 and 1994, respectively.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information with respect to executive officers of Laserscope is set forth in "Item 1 - Business - Executive Officers of the Company" in this Annual Report on Form 10-K. Executive officers of the Company do not serve for set terms, but serve at the pleasure of the Board of Directors subject to Management Continuity Agreements. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH MANAGEMENT AND OTHERS." Members of the Company's Board of Directors serve until the next annual meeting of the Company's shareholders following their election to the Board or until his or her successor has been elected and qualified.

The names of the Company's directors, and certain information about them as of December 31, 1996, are set forth below:


NAME                               AGE         POSITION
----                               ---         --------
Benjamin L. Holmes                 62          Chairman of the Board and Director
David Cohen                        44          Director
Klaus Goffloo                      50          Director
Thomas Ihlenfeldt                  49          Director
E. Walter Lange                    64          Director
Robert V. McCormick                52          President, Chief Executive Officer and Director
Rodney Perkins, M.D.               60          Director
Robert J. Pressley, Ph.D.          64          Director


         Benjamin L. Holmes has been a Director of the Company since January 1992 and was appointed Chairman of the Board of Directors in June 1995. Mr. Holmes was General Manager of the Medical Products Group of Hewlett-Packard Company ("HP") from 1983 to 1985, and a Vice President of HP, from 1985 until his retirement in December 1994. Mr. Holmes is a member of the Board of Directors of Project HOPE and the Massachusetts High Technology Council. He is also a member of the Massachusetts Governor's Council on Economic Growth and Technology, and a member of the Board on Health Care Service, Institute of Medicine, National Academy of Sciences. He is a member of the Board of Visitors of the UCLA and Boston University Medical Schools. He was also Chairman of the Board of Directors of the Health Industry Manufacturers Association (HIMA).

         David Cohen has served as a Director of the Company since August 31, 1996. Mr. Cohen has been an attorney practicing law with the firm of Cohen & Ostler, A Professional Corporation, for more than five years. Mr. Cohen's firm served as counsel to Heraeus Med and HSI in connection with the Company's acquisition of HSI.

         Klaus Goffloo has served as a Director of the Company since August 30, 1996. He served as general manager of the Electrical Heating and Air Conditioning group of Siemens AG from 1986 until 1992 and since that time has served as Chairman of Heraeus Med and as a member of the Board of Directors of Hereaus Holding Company.

         Thomas Ihlenfeldt has served as a Director of the Company since August 30, 1996. He joined the Heraeus group of companies in 1984 and has served in various positions. Since mid-1995 Mr. Ihlenfeldt has served as Managing Director of Heraeus Med. From 1990 through 1995 Mr. Ihlenfeldt served as President and Chief Executive Officer of HSI, formerly Heraeus LaserSonics.

         Robert V. McCormick has been President of the Company since December 1991 and Chief Executive Officer since July 1992. Between December 1991 and July 1992 he also served as the Company's Chief Operating Officer. He has been a Director of the Company since July 1992. Mr. McCormick also served as the Company's Senior Vice President of Marketing and Field Operations from April 1991 to December 1991. Mr. McCormick was employed by Acuson Corporation, a manufacturer of medical imaging equipment, from 1983 to April 1991 in a variety of sales and marketing executive positions culminating as Vice President of Marketing and Field Operations. Mr. McCormick is also a director of NovaCept (formerly AcuVasive and prior to that, EnVision Surgical Systems), a manufacturer of microvisualization catheter products and private, development stage medical device company.

         E. Walter Lange has been a Director of the Company since January 1992. Mr. Lange has more than 31 years of experience in the pharmaceutical industry, having served in a variety of executive positions at Eli Lilly & Co. from 1960 to 1991. Most recently, Mr. Lange was Group Vice President of Marketing, Planning and Development and was responsible for Eli Lilly's worldwide product planning, corporate strategic planning, business development and market research.

         Rodney Perkins, M.D. is a co-founder of the Company and has been a Director since its founding. Dr. Perkins also served as Chairman of the Board of Directors from its founding until June 1995 and Chief Executive Officer from February to May 1987, and from October 1991 to July 1992. He also served as the President of the Company from October to December 1991. Dr. Perkins, a specialist in otologic surgery, is President of the California Ear Institute at Stanford and has been in private practice since 1968. He is a Clinical Associate Professor of Surgery at Stanford University School of Medicine, and is the founder and President of Project HEAR a non-profit medical institute for ear research and education. Dr. Perkins is a founder of Collagen Corporation, a biomaterials company, and a member of its Board of Directors. Dr. Perkins is also a founder and the Chairman of the Board of Directors of ReSound Corporation, a hearing health care company. He also serves on the board of directors of NovaCept.

         Robert J. Pressley, Ph.D. is a co-founder of the Company and has been a Director since its founding. Dr. Pressley founded Silicon Video Corporation, a developer of electronic products, and served as its President and Chief Executive Officer from January 1991 to January 1994. Dr. Pressley also founded XMR, Inc., a manufacturer of eximer lasers and laser systems, and served as its Chief Executive Officer from March 1979 until March 1990.

ITEM 11.  EXECUTIVE COMPENSATION


                       COMPENSATION OF EXECUTIVE OFFICERS
                           SUMMARY COMPENSATION TABLE

         The following table shows the compensation received by the Company's Chief Executive Officer, the five other most highly compensated executive officers of the Company for 1996 who were serving as executive officers at December 31, 1996, and the compensation received by each such individual for the Company's two prior years.


                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                          AWARDS
                                                                                       ------------
                                                          ANNUAL COMPENSATION          OPTION/SARS
                                                          --------------------           (SHARES)       ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR        SALARY(1)        BONUS(2)(3)        (4)(5)      COMPENSATION(6)
      ---------------------------         ----        ---------        -----------        ------      ---------------
Robert V. McCormick                       1996        $263,455          $129,486          40,000          $15,706
  President and Chief Executive Officer   1995        $248,060                --         165,000          $18,186
                                          1994        $236,250                --              --          $15,430

Thomas B. Boyd                            1996        $171,350          $ 51,749          40,000          $13,232
  Senior Vice President of Operations     1995        $168,324(7)             --          45,000          $13,219
  and International                       1994        $183,428(8)       $ 20,000          65,000          $ 9,111

Roy Fiebiger                              1996        $158,292          $ 47,888          40,000          $10,199
  Senior Vice President of Marketing,     1995        $ 48,557(9)       $ 10,000          65,000          $ 1,869
  Sales and Service                       1994            --                  --              --               --

Bonnie Jones                              1996        $122,491          $ 36,993          40,000          $10,819
  Vice President of Human Resources(10)   1995        $107,330                --          35,000          $ 6,252
                                          1994        $ 99,750                --          15,000          $ 4,552

Dennis LaLumandiere                       1996        $124,426          $ 37,580          40,000          $ 9,543
  Vice President of Finance, Chief        1995        $119,690                --          40,000          $ 3,279
  Financial Officer and Assistant         1994        $103,500                --          15,000          $ 1,548
  Secretary

Eric M. Reuter                            1996        $104,114(11)      $ 10,519          50,000          $ 2,462
  Vice President of Research and          1995              --                --              --               --
  Development(11)                         1994              --                --              --               --

________________

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

     LaLumandiere -- 12,188. Such canceled options have not been included with respect to 1995 long-term compensation award. The repriced options retain the same term and vesting schedule as those options which were replaced.

 (5) All options granted in 1994, 1995 and 1996 to new employees and officers of the Company have 5-year terms and become exercisable cumulatively at the rate of 12.5% of the total six months after the vesting commencement date (first date of employment for new employees and date of grant for officers), and 1/48 of the shares subject to the option in equal monthly installments thereafter. Generally options granted in 1994, 1995 and 1996 to existing employees also have 5-year terms but become exerciseable cumulatively at the rate of 1/48 of the shares subject to the option in equal monthly installments following their respective grant date. All unvested options are subject to termination upon the termination of the participant's relationship with the Company. All options were granted at market value on the date of grant. In the event that certain change in control events were to occur, the options would be assumed or equivalent options substituted by a successor corporation, unless the Board of Directors determined that the options should become immediately exercisable. The exercise price may be paid, subject to certain conditions, by delivery of already owned shares or with the proceeds from the sale of the option shares. In addition, the Management Continuity Agreements entered into between the Company and each of its executive officers may affect the vesting and manner of exercise of options granted by the Company to these individuals. See "Transactions with Management and Others."

 (6) Consists of the Company's contributions to its 401(k) benefit plan and certain other employee benefits, including payment of disability and group term life insurance premiums and a car allowance.

 (7) Includes $8,331 paid to Mr. Boyd in connection with the relocation of his principal residence to the San Jose metropolitan area.

 (8) Includes salary paid to Mr. Boyd during the period beginning on the commencement of his employment on April 18, 1994 and ending on December 31, 1994 and $79,578 paid to Mr. Boyd in connection with the relocation of his principal residence to the San Jose metropolitan area.

 (9) Includes salary paid to Mr. Fiebiger during the period beginning on the commencement of his employment on August 28, 1995 and ending on December 31, 1995.

(10) Ms. Jones resigned as an officer of the Company effective January 1997.

(11) Includes salary paid to Mr. Reuter during the period beginning on the commencement of his employment on August 22, 1996 and ending on December 31, 1996 and $70,614 paid to Mr. Reuter in connection with the relocation of his principal residence to the San Jose metropolitan area.

                          STOCK OPTION GRANTS IN 1996

The following table sets forth information for the named executive officers with respect to grants of options to purchase Common Stock of the Company made in 1996 and the value of all options held by such executive officers on December 31, 1996.

                                                                                               POTENTIAL
                                      INDIVIDUAL GRANTS                                        REALIZED
                                      -----------------                                    VALUE AT ASSUMED
                                              % OF TOTAL                                   ANNUAL RATES OF
                                               OPTIONS                                          STOCK
                                                GRANTED TO                                PRICE APPRECIATION
                                     OPTIONS    EMPLOYEES    EXERCISE OR                         FOR
                                     GRANTED    IN FISCAL    BASE PRICE    EXPIRATION      OPTION TERM(3)
NAME                               (SHARES)(1)   YEAR(2)     (PER SHARE)       DATE         5%         10%
----                               -----------  ----------   -----------   -----------   --------   --------
Robert V. McCormick . . . . .       40,000(4)      6.2%         $3.48        4/04/01     $38,500    $ 85,100
Thomas B. Boyd  . . . . . . .       40,000(4)      6.2%         $3.48        4/04/01     $38,500    $ 85,100
Roy Fiebiger  . . . . . . . .       40,000(4)      6.2%         $3.48        4/04/01     $38,500    $ 85,100
Bonnie Jones(6) . . . . . . .       40,000(4)      6.2%         $3.48        4/04/01     $38,500    $ 85,100
Dennis LaLumandiere . . . . .       40,000(4)      6.2%         $3.48        4/04/01     $38,500    $ 85,100
Eric M. Reuter  . . . . . . .       50,000(5)      7.8%         $4.63        8/29/01     $63,900    $141,200
---------------------

(1) For a description of the material terms of the options, see footnote 5 of the Summary Compensation Table.

(2) The Company granted options to employees for an aggregate of 641,225 shares of Common Stock during 1996.

(3) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

(4)  Options listed were granted on April 4, 1996.

(5)  Options listed were granted on August 29, 1996.

(6)  Ms. Jones resigned as an officer of the Company effective January 1997.

                      AGGREGATED OPTION EXERCISES IN 1996
                           AND YEAR-END OPTION VALUES

         The following table sets forth information for the named executive officers with respect to exercises in 1996 of options to purchase Common Stock of the Company.

                                                                NUMBER OF
                                                               UNEXERCISED          VALUE OF UNEXERCISED
                                                           OPTIONS AT 12/31/96:     IN-THE-MONEY OPTIONS
                                    SHARES                 --------------------        AT 12/31/96:
                                   ACQUIRED                                         --------------------
                                      ON        VALUE         (EXERCISABLE/           (EXERCISABLE/
NAME                               EXERCISE    REALIZED     UNEXERCISABLE)(1)         UNEXERCISABLE)
----                               --------    --------     -----------------       -------------------
Robert V. McCormick . . . .          --          --         340,729 / 154,271       $448,500 / $528,400
Thomas B. Boyd  . . . . . .          --          --          61,144 /  88,856       $ 87,200 / $241,500
Roy Fiebiger  . . . . . . .          --          --          19,899 /  85,101       $ 75,800 / $311,100
Bonnie Jones(2) . . . . . .          --          --          75,639 /  71,361       $101,100 / $212,100
Dennis LaLumandiere . . . .          --          --          54,541 /  68,959       $ 93,900 / $210,800
Eric M. Reuter  . . . . . .          --          --              -- /  50,000             -- / $ 81,300

___________

(1) Based on the closing price of the Company's Common Stock as reported on the NASDAQ National Market System on December 31, 1996 of $6.25 per share.
(2)      Ms. Jones resigned as an officer of the Company effective January
         1997.


            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

On April 9, 1997, Eric Reuter, an officer of the Company, amended his Form 3 filed on August 30, 1996 to reflect ownership of 200 shares of Company Common Stock and an option to acquire 50,000 shares of Company Common Stock.

         HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are currently no employee directors serving on the Human Resources Committee of the Board of Directors. The following non-employee directors serve on the Company's Human Resources Committee: Rodney Perkins, M.D., Robert
J. Pressley, Ph.D., David Cohen.

Dr. Perkins purchased an aggregate of 16,667 shares of the Company's Common Stock in September 1989 under the Company's 1984 Stock Purchase Plan at an aggregate price of $75,002. Dr. Perkins purchased such shares through promissory notes in favor of the Company bearing interest at the annual rate 9% and secured by the shares purchased. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79%. At December 31, 1996, Dr. Perkins owed an aggregate of $136,067 under such notes, the largest amount of indebtedness owed by him to the Company at any time during 1996.

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

Dr. Pressley purchased an aggregate of 16,667 shares of the Company's Common Stock in September 1989 under the Company's 1984 Stock Purchase Plan at an aggregate price of $75,002. Dr. Pressley purchased such shares through promissory notes in favor of the Company bearing interest at the annual rate 9% and secured by the shares purchased. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79%. At December 31, 1996, Dr. Pressley owed an aggregate of $136,353 under such notes, the largest amount of indebtedness owed by him to the Company at any time.

Mr. Cohen's firm served as counsel to Heraeus Med and HSI in connection with the Company's acquisition of HSI (the "HSI Acquisition"). In accordance with the Company's acquisition agreement ("Heraeus Agreement") dated April 23, 1996 with Heraeus Med pursuant to which the Company acquired HSI, the Company appointed three designees of Heraeus Med (the "Heraeus Directors") to the Company's Board of Directors. The Heraeus Agreement requires the Company to use its best efforts to have three nominees of Heraeus Med elected to the Board of Directors for so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, two nominees of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock and one nominee of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 600,000 shares of Company Common Stock. Messrs. Cohen, Goffloo and Ihlenfeldt are the initial Heraeus Directors and were appointed to the Company's Board of Directors on August 30, 1996. Under the Heraeus Agreement, the Company and Heraeus Med have certain continuing obligations to each other. These obligations include: reciprocal indemnification obligations in connection with the HSI Acquisition; Heraeus Med's obligation not to develop, manufacture, service or sell hospital or physician office-based laser surgical systems or accessories prior to August 30, 2003; and the Company's obligation not to develop, manufacture, service or sell products outside the United States based on the mounting device technology licensed to the Company prior to August 30, 2006. In addition, the Company is obligated to register the Common Stock issued to Heraeus Med (the "Heraeus Shares") as partial consideration for HSI. The Company has also agreed to pay all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any registration in connection with any such registration. The Company and Heraeus Med have agreed to customary reciprocal indemnification obligations in connection with any such registration.

The Company has entered into a supply relationship with Heraeus Med pursuant to which Hereaus Med has agreed to supply the Company certain products for resale and for use in the Company's production process. During 1996, the Company purchased approximately $937,000 of such products pursuant to the Hereaus
Med supply arrangement.

                           COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors (other than the Heraeus Directors) receive a retainer of $2,000 per quarter and $500 per meeting of the Board of Directors attended. In addition, non-employee members (other than the Heraeus Directors) of the Board of Directors receive options to purchase shares of the Company's Common Stock pursuant to its 1990 Directors' Stock Option Plan (the "1990 Directors' Option Plan") and 1995 Directors' Stock Option Plan (the "1995 Directors' Option Plan"). Pursuant to the Heraeus Agreement, the Company appointed three designees of Heraeus Med to the Company's Board of Directors. For so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, the Company has agreed to use its best efforts to have three nominees of Heraeus Med elected to the Company's Board of Directors; for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock, the Company has agreed to use its best efforts to have at least two nominees of Heraeus Med elected to the Company's Board of Directors; and for so long as Heraeus Med owns at least 600,000 shares of Common Stock, the Company has agreed to use its best efforts to have one nominee of Heraeus Med elected to the Board. Pursuant to the Heraeus Agreement, the Company has agreed to reimburse Heraeus Med for the reasonable expenses of the Heraeus Directors in attending board meetings and fulfilling their duties as directors, up to a maximum of $25,000 per year.

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

The 1995 Directors' Option Plan was approved by the Board of Directors in November 1995 and also provides for the grant of nonstatutory options to non-employee directors of the Company at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. Under the 1995 Directors' Option Plan, persons who were non-employee directors as of November 30, 1995, as well as persons who have joined the Board since that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, have been granted an option to purchase 45,000 shares of the Company's Common Stock. Options issued pursuant to this plan vest and become exercisable over three years with respect to each optionee who remains a director and expire five years after the date of grant. Directors who are designated or nominated by shareholders who hold 10% or more of the outstanding Company Common Stock, including the Heraeus Directors, are not eligible to receive options under the 1995 Directors' Option Plan.

Directors who are employees of the Company do not receive any additional compensation for their services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth the beneficial ownership of the Company's Common Stock as of March 31, 1997 as to (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table beginning on page 19, and (iv) all directors and executive officers as a group.

                                                             SHARES BENEFICIALLY OWNED(1)
                                                             ----------------------------
                                                             NUMBER(2)    PERCENT OF TOTAL
                                                             ---------    ----------------
Heraeus Med GmbH(3) . . . . . . . . . . . . . . . . . .      4,609,345         37.9%
Thomas B. Boyd  . . . . . . . . . . . . . . . . . . . .         80,358           *
David Cohen(5). . . . . . . . . . . . . . . . . . . . .              0           *
Roy Fiebiger  . . . . . . . . . . . . . . . . . . . . .         28,486           *
Klaus Goffloo(5). . . . . . . . . . . . . . . . . . . .              0           *
Benjamin L. Holmes  . . . . . . . . . . . . . . . . . .         44,583           *
Thomas Ihlenfeldt(5)  . . . . . . . . . . . . . . . . .              0           *
Bonnie Jones(4) . . . . . . . . . . . . . . . . . . . .         86,959           *
Dennis LaLumandiere . . . . . . . . . . . . . . . . . .         61,266           *
E. Walter Lange . . . . . . . . . . . . . . . . . . . .         26,250           *
Robert V. McCormick . . . . . . . . . . . . . . . . . .        331,832          2.7%
Rodney Perkins, M.D.  . . . . . . . . . . . . . . . . .        147,717          1.2%
Robert J. Pressley, Ph.D.   . . . . . . . . . . . . . .         42,266           *
Eric M. Reuter. . . . . . . . . . . . . . . . . . . . .          8,033           *
All directors and executive officers as a group
  (13 persons)(3),(5) . . . . . . . . . . . . . . . . .      5,467,095         42.7%

------------------
*    Less than 1%.

1. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other footnotes to this table.

2. Includes with respect to each named person the following shares subject to options exercisable within 60 days of March 31, 1997: Mr. Boyd -- 76,378; Mr. Fiebiger -- 27,236; Mr. Holmes -- 42,083; Ms. Jones -- 79,332; Mr.
     LaLumandiere -- 57,290; Mr. Lange -- 21,250; Mr. McCormick -- 226,874; Dr. Perkins -- 81,250 Dr. Pressley -- 21,250; Mr. Reuter -- 7,833.

3. Does not include up to 500,000 shares of Laserscope common stock which Laserscope may issue to Heraeus Med, GmbH in certain circumstances in connection with its indemnification obligations to Heraeus Med in connection with Laserscope's acquisition of Heraeus Surgical, Inc.

4.   Ms. Jones resigned as an officer of the Company effective January 1997.

5. Messrs. Cohen, Goffloo and Ihlenfeldt are affiliated with Heraeus Med and may be deemed to exercise beneficial ownership of the shares of Laserscope Common Stock owned by Heraeus Med. Messrs. Cohen, Goffloo and Ihlenfeldt disclaim beneficial ownership of the shares of Laserscope Common Stock held by Heraeus Med.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    TRANSACTIONS WITH MANAGEMENT AND OTHERS

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

                                                                 INDEBTEDNESS
                                                                TO THE COMPANY
                                   TOTAL SHARES    AGGREGATE        AS OF
                                     PURCHASED       PRICE      12/31/96 (1)(2)
                                     ---------     ---------    ---------------
PURCHASER
---------
Rodney Perkins, M.D...............    16,667        $75,001        $136,067
Robert J. Pressley, Ph.D..........    16,666        $74,997        $136,353

-----
(1) In all cases, the amount shown was also the largest amount of indebtedness owed to the Company at any time during 1995.

(2) Payment in the form of promissory notes in the above transactions was approved in each case by a majority of the disinterested directors of the Company and such sales were made pursuant to the Company's 1984 Stock Purchase Plan, which was approved by the shareholders of the Company.

During 1996 Mr. Holmes received $25,000 in compensation from the Company for consulting services to the Company beyond his duties as Chairman of the Board of Directors.

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

The Company has entered into a supplier relationship with Heraeus Med pursuant to which Hereaus Med has agreed to supply the Company certain products for resale and for use in the Company's production process. During 1996, the Company purchased approximately $937,000 of such products pursuant to the Hereaus Med supply arrangement.

Under the Heraeus Agreement, the Company and Heraeus Med have certain continuing obligations to each other. These obligations include: reciprocal indemnification obligations in connection with the HSI Acquisition; Heraeus Med's obligation not to develop, manufacture, service or sell hospital or physician office-based laser surgical systems or accessories prior to August 30, 2003; the Company's obligation (subject to certain limitations described below) to use its best efforts to have a specified number of Heraeus Med designees elected to the Company's Board of Directors; and the Company's obligation not to develop, manufacture, service or sell products outside the United States based on the mounting device technology licensed to the Company prior to August 30, 2006. In addition, the Company is obligated to register the Heraeus Shares issued to Heraeus Med as partial consideration for the acquisition of HSI and has agreed to pay all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any registration in connection with any such registration. The Company and Heraeus Med have agreed to customary reciprocal indemnification obligations in connection with any such registration.

The Heraeus Agreement requires the Company to use its best efforts to have three nominees of Heraeus Med elected to the Board of Directors for so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, two nominees of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock and one nominee of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 600,000 shares of Company Common Stock. Messrs. Cohen, Goffloo and Ihlenfeldt are the initial Heraeus Directors and were appointed to the Company's Board of Directors on August 30, 1996. Mr. Goffloo is Chairman of Heraeus Med and is a member of the Board of Directors of Hereaus Holding Company, Heraeus Med's parent company. Mr. Ihlenfeldt is Managing Director of Heraeus Med. From 1990 through 1995 Mr. Ihlenfeldt served as President and Chief Executive Officer of
Heraeus Surgical, Inc.   Mr. Cohen's firm served as counsel to Heraeus Med and
HSI in connection with the Company's acquisition of HSI.

PART IV

ITEM 14.  EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements:

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

 10.14    Form of Laserscope Management Continuity Agreement, as amended.(8)

 10.18    1995 Directors' Stock Option Plan and form of Option agreement.(9)

 22.1     Subsidiaries of Registrant.(6)

 23.1     Consent of Ernst & Young LLP, Independent Auditors (see page 32).(14)

 25.1     Power  of  Attorney  (see  page 33).(14)

 27.1     Financial Data Schedule.

Reports on Form 8-K:

On November 8, 1996, the Company filed a Form 8-K/A amending its current report on Form 8-K filed September 11, 1996. The Form 8-K/A reported the consummation of the Company's acquisition of HSI and contained audited Balance Sheets of HSI as of December 31, 1995 and 1994 and the related statements of operations, stockholder's equity and cash flows for each of the three years ended December 31, 1995, 1994 and 1993 as well as the unaudited balance sheet of HSI as of June 30, 1996 and the related unaudited statements of operations, stockholder's equity and cash flows for the six-month period ended June 30, 1996 and 1995. In addition, the Form 8-K/A contained the unaudited pro forma combined condensed balance sheet as of June 30, 1996, the unaudited pro forma combined condensed statements of operations for the year ended December 31 1995 and the six months ended June 30, 1996 and the notes thereto.

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

(13) Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(14)     Filed herewith.

                                  EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38831, 33-33692, 33-40506 33-53052, 33-53158, 33- 63603
33-82524, 333-07089, 333-07101, 333-07103, 333-07095, 333-11787 and 333-11795)
pertaining to the 1984 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Director's Stock Option Plan, the 1994 Stock Option Plan, the 1995 Directors' Stock Option Plan and the 1995 Replacement Option Plan of Laserscope) of our report dated January 28, 1997, with respect to the consolidated financial statements and schedule of Laserscope included in the Annual Report (Form 10-K/A) for the year ended December 31, 1996.



                                        /s/ Ernst & Young LLP

San Jose, California
April 25, 1997

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LASERSCOPE

Date: April 28, 1997                    By: /s/ Dennis LaLumandiere
                                        ------------------------------
                                           Dennis LaLumandiere
                                           Vice President of Finance,
                                            Chief Financial Officer and
                                            Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                          DATE
          ---------                          -----                          ----
 /s/ Benjamin L. Holmes*             Chairman of the Board of          April 28, 1997
 -----------------------               Directors
  (Benjamin L. Holmes)

 /s/ Robert V. McCormick*            President, Chief Executive        April 28, 1997
 ------------------------              Officer and Director
 (Robert V. McCormick)

 /s/ Dennis LaLumandiere             Vice President of Finance,        April 28, 1997
 ------------------------              Chief Financial Officer and
 (Dennis LaLumandiere)                 Assistant Secretary
                                       (Principal Financial and
                                       Accounting Officer)

 /s/ David Cohen*                    Director                          April 28, 1997
 ----------------
    (David Cohen)

 /s/ Klaus Goffloo*                  Director                          April 28, 1997
 ------------------
     (Klaus Goffloo)

 /s/ Thomas Ihlenfeldt*              Director                          April 28, 1997
 ----------------------
     (Thomas Ihlenfeldt)

 /s/ E. Walter Lange*                Director                          April 28, 1997
 --------------------
    (E. Walter Lange)

 /s/ Rodney Perkins*                 Director                          April 28, 1997
 -------------------
 (Rodney Perkins, M.D.)

 /s/ Robert J. Pressley*             Director                          April 28, 1997
 -----------------------
 (Robert J. Pressley, Ph.D.)

*  By /s/ Dennis LaLumandiere
          -------------------
         (Dennis LaLumandiere
          Attorney-in-Fact)

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



                                        /s/ Ernst & Young LLP

San Jose, California
January 28, 1997

                                   LASERSCOPE
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                           1996          1995
----------------------                                           ----          ----
ASSETS

Current Assets:
    Cash and cash equivalents                                  $  3,917      $  2,278
    Accounts receivable, net                                     13,286         5,543
    Inventories                                                  17,407        10,292
    Other current assets                                            926           692
                                                               --------      --------
    Total current assets                                         35,536        18,805
Property and equipment, net                                       3,109         2,663
Investment in NWL                                                 1,681         1,681
Developed technology and other intangibles, net                   3,473             -
Other assets                                                        670           433
                                                               --------      --------
Total assets                                                   $ 44,469      $ 23,582
                                                               ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                           $  9,246      $  1,455
    Accrued compensation                                          2,947         1,156
    Warranty                                                        962           476
    Deferred revenue                                              2,376         2,008
    Other accrued liabilities                                     1,507         1,132
    Current obligations under capital leases                         54            14
                                                               --------      --------
    Total current liabilities                                    17,092         6,241

Obligations under capital leases                                    202            15

Commitments and contingencies

Shareholders' equity:
    Common stock    11,868,171 shares outstanding                48,798        37,248
(7,060,634 in 1995)
    Accumulated deficit                                         (20,988)      (19,296)
    Translation adjustments                                        (260)         (251)
    Notes receivable from shareholders                             (375)         (375)
                                                               --------      --------
    Total shareholders' equity                                   27,175        17,326
                                                               --------      --------

Total liabilities and shareholders' equity                     $ 44,469      $ 23,582
                                                               ========      ========

See notes to consolidated financial statements

                                   LASERSCOPE
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
(THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1996            1995          1994
-------------------------------------                    ----            ----          ----
Net Revenues:

    Products                                           $36,885          $24,974       $30,671
    Services                                             5,959            5,159         5,649
                                                       -------          -------       -------
                                                        42,844           30,133        36,320
Cost of Sales:

    Products                                            17,967           11,526        13,715
    Services                                             3,915            3,266         3,203
                                                       -------          -------       -------
                                                        21,882           14,792        16,918

Gross margin                                            20,962           15,341        19,402

Operating expenses:

    Research and development                             2,555            3,838         3,589
    Purchased in-process research and development        2,376                -             -
    Selling, general and administrative                 16,749           15,333        16,994
    Other non-recurring charges relating to the
      acquisition of Heraeus Surgical, Inc.                872                -             -
                                                       -------          -------       -------
                                                        22,552           19,171        20,583

Operating loss                                          (1,590)          (3,830)       (1,181)

Interest and other income, net                              50              278           250
                                                       -------          -------       -------

Loss before income taxes                                (1,540)          (3,552)         (931)

Provision for income taxes                                 152                -             -
                                                       -------          -------       -------

Net loss                                               $(1,692)         $(3,552)      $  (931)
                                                       =======          ========      =======

Net loss per share                                     $ (0.19)         $ (0.51)      $ (0.13)
                                                       =======          =======       =======

Shares used in per share calculations                    8,677            6,999         6,924
                                                       =======          =======       =======

See notes to consolidated financial statements

                                   LASERSCOPE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
(DOLLARS IN THOUSANDS)                                        1996         1995        1994
----------------------                                        ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(1,692)    $(3,552)       $(931)

     Adjustments to reconcile net loss to cash
       provided (used) by operating activities:
         Depreciation and amortization                         1,218       1,419        1,623
         Purchased in-process research and development         2,376           -            -
     Increase (decrease) from changes in:
         Accounts receivable                                  (2,622)      2,523        (460)
         Inventories                                           1,076      (2,780)          853
         Other current assets                                   (34)         346           20
         Other assets                                              -         350           86
         Accounts payable                                      2,923         163        (485)
         Accrued compensation                                    441          20        (312)
         Warranty                                                 86        (201)        (166)
         Deferred revenue                                       (311)       (317)        (151)
         Other accrued liabilities                              (115)        182        (432)
                                                             -------     -------      -------
     Cash provided (used) by operating activities              3,346      (1,847)        (355)
                                                             -------     -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of held-to-maturity investments                      -           -      (3,001)
     Maturity of held-to-maturity investments                      -       1,998        3,030
     Capital expenditures                                       (593)       (762)      (1,684)
     Funding of agreement with NWL                                 -      (1,681)            -
     Heraeus Surgical acquisition, net of cash received       (1,741)          -            -
     Other                                                        (9)        (71)           11
                                                             -------     -------      -------
     Cash used by investing activities                        (2,343)       (516)      (1,644)
                                                             -------     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on obligations under capital leases                (14)         (11)        (101)
     Proceeds from the sale of common stock under stock
       plans, net of repurchases and shareholder
       notes receivable                                          650          48          587
                                                             -------     -------      -------
     Cash provided by financing activities                       636          37          486
                                                             -------     -------      -------

     Increase (decrease) in cash and cash equivalents          1,639      (2,326)      (1,513)

     Cash and cash equivalents, beginning of year              2,278       4,604        6,117
                                                             -------     -------      -------
     Cash and cash equivalents, end of year                  $ 3,917     $ 2,278      $ 4,604
                                                             =======     =======      =======

  In addition to the cash paid for the Heraeus Surgical, Inc. acquisition, the Company issued 4,609,345 shares of common stock.

See notes to consolidated financial statements

                                   LASERSCOPE
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                        NOTES            TOTAL
                                                    ACCUMULATED      TRANSLATION   RECEIVABLE FROM    SHAREHOLDERS'
(DOLLARS IN THOUSANDS)              COMMON STOCK      DEFICIT        ADJUSTMENTS     SHAREHOLDERS        EQUITY
----------------------              ------------      -------        -----------     ------------        ------
Balance at December 31, 1993          $ 36,493        $(14,813)         $(191)            (255)         $21,234

Issuance of 140,665 shares
  under stock plans, net
  of repayment of notes                    581                                               6              587

Translation adjustments                                                    11                                11

Net loss                                                  (931)                                            (931)
                                      --------        --------          -----           ------          -------

Balance at December 31, 1994            37,074         (15,744)          (180)            (249)          20,901

Issuance of 76,790 shares
  under stock plans, net
  of repayment and
  refinancing of notes                     174                                            (126)              48

Translation adjustments                                                   (71)                              (71)

Net loss                                                (3,552)                                          (3,552)
                                      --------        --------          -----           ------          -------

Balance at December 31, 1995            37,248         (19,296)          (251)            (375)          17,326

Issuance of 198,192 shares
  under stock plans                        650                                                              650

Issuance of 4,609,345 shares in
  conjunction with the acquisition of
  Heraeus Surgical, Inc., including
  associated acquisition costs          10,900                                                           10,900

Translation adjustments                                                    (9)                               (9)

Net loss                                                (1,692)                                          (1,692)
                                      --------        --------          -----           ------          -------
Balance at December 31, 1996          $ 48,798        $(20,988)         $(260)          $ (375)         $27,175
                                      ========        ========          =====           ======          =======

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

Impairment of assets

The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS121) during the year ended December 31, 1996. Such adoption did not have a material impact on the financial statements.

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

The Acquisition closed on August 30, 1996 and has been accounted for as a purchase. The purchase price, including related acquisition costs, was allocated based on an independent appraisal obtained by the Company to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the date of acquisition.

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

                                                       TWELVE MONTHS ENDED
                                                           DECEMBER 31,
                                                        1996          1995
                                                        ----          ----
                                                           (UNAUDITED)
               Net revenues                           $ 61,928      $  57,909
               Loss from operations                   $ (2,209)     $ (6,718)
               Net loss                               $ (2,112)     $ (6,827)
               Net loss per share                     $  (0.18)     $  (0.59)
               Shares used in per share calculations    11,750        11,608


The 4.6 million common shares issued to Heraeus Med, GmbH in this transaction were unregistered pursuant to section 4(2) of the Securities Act of 1933, as amended and cannot be sold, transferred or pledged by Heraeus Med GmbH until August 30, 1997. On that date, the Company has an obligation to register the shares.

3.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

               (IN THOUSANDS)                            1996          1995
               --------------                            ----          ----
               Trade accounts receivable                $13,986       $ 6,033
               Less: allowance for doubtful accounts       (700)         (490)
                                                        -------       -------
                                                        $13,286       $ 5,543
                                                        =======       =======

4.  INVENTORIES

Inventories at December 31 consisted of:

                    (IN THOUSANDS)                    1996     1995
                    --------------                    ----     ----
                    Sub-assemblies and purchased    $12,015  $  7,201
                    parts
                    Finished goods                    5,392     3,091
                                                    -------  --------
                                                    $17,407  $ 10,292
                                                    =======  ========

5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

           (IN THOUSANDS)                                    1996       1995
           --------------                                    ----       ----
           Machinery and equipment                         $  4,967   $  4,562
           Office equipment and furniture                     7,448      6,917
           Leasehold improvements                             2,229      1,781
                                                           --------   --------
                                                             14,644     13,260
           Less accumulated depreciation and amortization   (11,535)   (10,597)
                                                           --------   --------
                                                           $  3,109   $  2,663
                                                           ========   ========

6.  DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of HSI at December 31 consisted of:

                    (IN THOUSANDS)                    1996      1995
                    --------------                    ----      ----
                    Developed technology             $ 3,229    $-
                    Assembled workforce                  400     -
                                                     -------    --
                                                       3,629     -
                    Less accumulated amortization       (156)    -
                                                     -------    --
                                                     $ 3,473    $-
                                                     =======    ==

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

9.  LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

                    (IN THOUSANDS)                 1996     1995
                    --------------                 ----     ----
                    Leased equipment              $1,784   $1,545
                    Accumulated amortization       1,531    1,518


There were $241,000 in additions to leased equipment in 1996, none in 1995 and 1994.

The Company leases its facilities and certain equipment under non-cancelable operating leases. Rental expense under these leases amounted to approximately $982,000, $966,000 and $1,070,000 in each of the three years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under capital and operating leases were as follows at December 31, 1996:

                                                              CAPITAL        OPERATING
          (IN THOUSANDS)                                      LEASES          LEASES
          --------------                                      ------          ------
          1997                                                $  83           $1,094
          1998                                                   61              936
          1999                                                   61              777
          2000                                                   61              777
          2001 and beyond                                        61              130
                                                              -----           ------
                                                              $ 327           $3,714
                                                                              ======
          Less amount representing interest                      71
                                                              -----
          Present value of future minimum lease  payments     $ 256
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

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 1995 and 1996:

                                                SHARE     WEIGHTED AVERAGE
                                             OUTSTANDING   EXERCISE PRICE
                                             -----------   --------------
                  Balance, December 31,       1,749,635         5.88

                  1994


                  Granted                     1,546,837         2.73


                  Exercised                           -            -
                  Canceled                   (1,023,744)       $5.02
                                             ----------        -----

                  Balance, December 31,       2,272,728         4.12

                  1995


                  Granted                       641,225         3.86


                  Exercised                    (101,222)        4.13


                  Canceled                     (451,000)       $5.24
                                             ----------        -----

                  Balance, December 31,       2,361,731        $3.84
                                             ==========        =====
                  1996

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 1996:

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     -------------------                           -------------------
                                       WEIGHTED
                                        AVERAGE      WEIGHTED                    WEIGHTED
          RANGE OF         NUMBER      REMAINING      AVERAGE      NUMBER         AVERAGE
          EXERCISE      OUTSTANDING   CONTRACTUAL    EXERCISE    EXERCISABLE     EXERCISE
          --------      -----------   -----------    --------    -----------     --------
           PRICES                        LIFE          PRICE                      PRICE
           ------                        ----          -----                      -----
        $2.00 - $2.88      884,100       4.58           2.00        297,489        2.00
        $3.48 - $5.13      838,786       4.19           4.05        291,824        4.33
        $5.38 - $8.00      638,393       2.28          $6.09        583,159       $6.12
        -------------    ---------       ----          -----      ---------       -----
        $2.00 - $8.00    2,361,279       3.82          $3.84      1,172,472       $4.63
        =============    =========       ====          =====      =========      n =====

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 13, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 5.89% and 6.44% for 1995 and 1996, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 1.0; and an expected life of the option of 4.0 years.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

            (IN THOUSANDS, EXCEPT PER SHARE DATA)     1996       1995
            ------------------------------------      ----       ----
            Pro forma net loss                       $(2,808)   $(3,911)
            Pro forma loss per share                 $(0.33)    $(0.56)

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

12.  INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                          1996     1995     1994
                                          ----     ----     ----
            Current federal taxes         $ 102    $   -    $  -
            Current state taxes              50                -
                                          -----    -----    ----
            Provision for income taxes    $ 152    $   -    $  -
                                          =====    =====    ====

Pretax losses from foreign operations were $145,000, $1,185,000, and $1,100,000 respectively in 1996, 1995 and 1994.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                       1996      1995    1994
                                                       ----      ----    ----
           Computed expected tax                       $(539)  $(1,243)  $(326)
           Operating loss with no carryback               83     1,243     400
           benefit
           State taxes                                    50         -       -
           Benefit of net operating loss carryforward   (432)        -     (74)

         Charge for in-process research
           and development                       832        -        -
         Other                                   158                 -
                                              ------   ------   ------
         Provision for income taxes           $  152   $    -   $    -
                                              ======   ======   ======

The components of the deferred tax asset consisted of the following at December 31, (in thousands):

                                                            1996      1995
                                                            ----      ----
          Deferred tax assets:

            Net operating loss carryforwards               $ 3,200   $ 4,000
            General business credit carryforwards            1,100     1,000
            Inventory reserves and adjustments               2,500     1,400
            Other accruals and reserves not
              currently deductible for tax purposes          2,000     1,500
            Other                                            1,000         -
                                                           -------   -------
            Total deferred tax assets                        9,800     7,900
            Valuation for deferred tax assets               (8,600)   (7,900)
                                                           -------   -------
            Deferred tax asset                               1,200         -
          Deferred tax liabilities
            Acquired intangibles                            (1,200)        -
                                                           -------   -------
          Net deferred tax assets                          $     -   $     -
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

The Company's export sales represent sales to unaffiliated customers and are displayed in the following table in approximate percentages of net revenues:

                                   1996    1995    1994
                                   ----    ----    ----
                    Europe          17%     15%     10%
                    Middle           -       1%      1%
                    East
                    Pacific Rim      9%      7%      6%
                                   ---     ---     ---
                      Total         26%     23%     17%

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

                                  SCHEDULE II

                                   LASERSCOPE

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                BALANCE AT                        BALANCE AT
                                BEGINNING                            END
     DESCRIPTIONS               OF PERIOD   ADDITION  DEDUCTION   OF PERIOD
----------------------          ---------   --------  ---------   ---------
Allowance for doubtful
  accounts receivable:

  Year ended December 31, 1994    $540        $  -      $   -       $ 540
                                  ====        ====      =====       =====

  Year ended December 31, 1995    $540        $200      $ 250       $ 490
                                  ====        ====      =====       =====

  Year ended December 31, 1996    $490        $210      $   -       $ 700
                                  ====        ====      =====       =====


                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                     DESCRIPTION
 -------                    -----------
  10.11     Amended and Restated Loan and Security Agreement between the
            Registrant and Silicon Valley Bank dated November 30,1996.

   23.1     Consent of Ernst & Young, Independent Auditors (see page 32).

   25.1     Power of Attorney  (see page 33).

   27.1     Financial Data Schedule.