Form 10-Q
period 1997-03-31
LASERSCOPE
filed 1997-05-15
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31,1997 or

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

                                Yes [X] No [ ]

The number of shares of Registrant's common stock issued and outstanding as of April 30, 1997 was 12,158,888.

                                TABLE OF CONTENTS


                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION                                                              3
     Item 1.    Condensed Consolidated Balance Sheets                                       3
                Condensed Consolidated Statements of Income                                 4
                Condensed Consolidated Statements of Cash Flows                             5
                Notes to Condensed Consolidated Financial Statements                        6
     Item 2.    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                             7
                Results of Operations                                                       8
                Liquidity and Capital Resources                                             9
     Item 3.    Quantitative and Qualitative Disclosures About Market Risk                 10

PART II.  OTHER INFORMATION                                                                11
  Item 1.       Legal Proceedings                                                          11
  Item 2.       Changes in Securities                                                      11
  Item 3.       Defaults upon Senior Securities                                            11
  Item 4.       Submission of Matters to a Vote of Security Holders                        11
  Item 5.       Other Items                                                                11
  Item 6.       Exhibits and Reports on Form  8-K                                          11


SIGNATURES                                                                                 11

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,      DECEMBER 31,
(thousands)                                                      1997            1996
                                                               --------        --------
ASSETS

Current assets:
     Cash and cash equivalents                                 $  2,074        $  3,917
     Accounts receivable, net                                    15,244          13,286
     Inventories                                                 18,010          17,407
     Other current assets                                           967             926
                                                               --------        --------

              Total current assets                               36,295          35,536

Property and equipment, net                                       4,453           3,109
Investment in NWL                                                 1,681           1,681
Developed technology and other intangibles, net                   3,338           3,473
Other assets                                                        496             670
                                                               --------        --------

              Total assets                                     $ 46,263        $ 44,469
                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               $  8,476        $  9,246
Accrued compensation                                              2,306           2,947
Bank loans                                                        1,000               -
Other current liabilities                                         5,144           4,899
                                                               --------        --------

     Total current liabilities                                   16,926          17,092

Obligations under capital leases                                    189             202

Commitments and contingencies

Shareholders' equity:
         Common stock                                            50,118          48,798
         Accumulated deficit                                    (20,107)        (20,988)
         Translation adjustments                                   (488)           (260)
         Notes receivable from shareholders                        (375)           (375)
                                                               --------        --------

              Total shareholders' equity                         29,148          27,175
                                                               --------        --------

              Total liabilities and shareholders' equity       $ 46,263        $ 44,469
                                                               ========        ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
 (thousands except per share amounts)            1997            1996
                                               --------        --------
Net revenues                                   $ 15,763        $  7,722
Cost of sales                                     8,687           3,852
                                               --------        --------

Gross margin                                      7,076           3,870

Operating expenses:
     Research and development                       670             629
     Selling, general and administrative          5,401           3,092
                                               --------        --------

                                                  6,071           3,721

Operating income                                  1,005             149
Interest income and (expense), net                  (26)              7
                                               --------        --------

Income before income taxes                          979             156
Provision for income taxes                           98              19
                                               --------        --------

Net income                                     $    881        $    137
                                               ========        ========

Net income per share                           $   0.07        $   0.02
                                               ========        ========

Shares used in per share calculations            13,041           7,295
                                               ========        ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
(thousands)                                                           1997           1996
                                                                    -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $   881        $   137
     Adjustments to reconcile net income to cash
         cash provided (used) by operating activities:
         Depreciation and amortization                                  500            277
         Increase (decrease) from changes in:
              Accounts receivable                                    (1,958)          (131)
              Inventories                                              (603)           795
              Other current assets                                      (41)            49
              Other assets                                              100             10
              Accounts payable                                         (770)          (200)
              Accrued compensation                                     (641)           101
              Other current liabilities                                 246           (531)
                                                                    -------        -------

Cash provided (used) by operating activities                         (2,286)           507
                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (1,635)           (92)
     Maturities of held-to-maturity investments                           -              -
     Other                                                             (228)           (99)
                                                                    -------        -------

Cash used by investing activities                                    (1,863)          (191)
                                                                    -------        -------

CASH USED BY FINANCING ACTIVITIES:
     Payments on obligations under capital leases                       (14)            (3)
     Proceeds from the sale of common stock under stock plans         1,320              -
     Proceeds from short-term bank loans                              2,300              -
     Repayment of short-term bank loans                              (1,300)             -
                                                                    -------        -------

Cash provided (used) by financing activities                          2,306             (3)

Increase (decrease) in cash and cash equivalents                     (1,843)           313
Cash and cash equivalents, beginning of period                        3,917          2,278
                                                                    -------        -------

Cash and cash equivalents, end of period                            $ 2,074        $ 2,591
                                                                    =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
              Interest                                              $    43        $     3
              Income taxes                                          $    42        $    25

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

2.       Inventory was comprised of the following (in thousands):

                                                  MARCH 31,    DECEMBER 31,
                                                    1997          1996
                                                  -------       -------
         Sub-assemblies and purchased parts       $12,517       $12,015
         Finished goods                             5,493         5,392
                                                  -------       -------
                                                  $18,010       $17,407
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

         At March 31, 1997 and December 31, 1996 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.1 million and $1.8 million, respectively. At March 31, 1997 and December 31, 1996 the Company had no investment in debt securities.

5.       In February 1997, the Financial Accounting Standards
         Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The change to Statement 128 is expected to increase primary earnings per share for the Quarter ended March 31 1997 by $0.01 and to have no impact on the primary earnings per share for the Quarter ended March 31, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

6. On August 30, 1996 the Company completed the acquisition of Heraeus Surgical, Inc. ("HSI"). The acquisition was accounted for as a purchase. Accordingly, the operating results of HSI are included in the Company's consolidated results of operations for the period ended March 31, 1997, however, are not included in the Company's consolidated results of operations for the corresponding period in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisition of Heraeus Surgical, Inc. ("HSI"), including the integration of the assets acquired and the assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development, clearance by the F.D.A. and other regulatory agencies and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to expand further into international markets, and public policy relating to health care reform in the United States and other countries.

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

Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission
(SEC), copies of which are available upon request from the Company. The forward-looking statements included herein speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements included herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1996 contained in the Company's Annual Report on Form 10-K/A.

Net revenues for the quarter ended March 31, 1997 were $15.8 million, an increase of 104% from net revenues of $7.7 million in the corresponding quarter of 1996. Net revenues increased during the first quarter of 1997 relative to the first quarter of 1996 as a combined result of higher unit shipments of the Company's laser systems at lower average selling prices, higher shipments of instrumentation and, shipments of products and sales of services acquired in the acquisition of HSI completed in August 1996.

Revenues from the sales of laser systems comprised approximately 44% of total net revenues during the quarter ended March 31, 1997 compared to approximately 39% of total net revenues during the corresponding period in 1996. In absolute dollars these revenues increased 152% which reflects a combination of higher unit shipments and lower average unit prices. The higher unit shipments reflect both increased shipments of the Company's KTP Surgical Laser Systems and shipments of laser products acquired in the acquisition of HSI. The lower average unit prices are the combined result of greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively laser procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends in the U. S. market will continue to shift toward lower priced office lasers.

Revenues from the sales to the Company's Ascent Medical System ("AMS") products comprised approximately 18% of total net revenues during the quarter ended March 31, 1997. This product line was acquired in the acquisition of HSI.

Revenues from the sales of disposable supplies, instrumentation and services comprised approximately 38% of total net revenues during the quarter ended March 31, 1997, compared to approximately 61% of total net revenues in the corresponding period in 1996, however, in absolute dollars these revenues increased approximately 27%. The decrease as a percentage of net revenues is due primarily to the relative growth of revenues from shipments of laser systems as well as revenues resulting from the addition of the AMS product line. The increase in absolute dollars is due principally to increased shipments of scanning devices sold as accessories to the Aura office laser system and, to a lesser extent, increased sales of service supporting products acquired in the HSI acquisition. The Company expects that revenues from sales of disposable supplies, instrumentation and service will depend principally upon the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

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

Gross margin as a percentage of net revenues for the quarter ended March 31, 1997 was 45%, compared to 50% for the corresponding quarter in 1996. The decrease is due in part to revenues generated from sales of AMS products. These products generally generate lower gross margins than the Company's other product lines. In addition, a higher proportion of revenues from sales to independent international distributors were generated during the first quarter of 1997 than in the corresponding quarter of 1996. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. The Company expects that gross margin as a percentage of revenues for the remainder of 1997 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, which are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products were 7% higher in the first quarter of 1997 when compared to the corresponding quarter of 1996. As a percentage of net revenues these expenses were 4% and 8% in the quarters ended March 31, 1997 and March 31, 1996, respectively. The decrease in spending as a percentage of net revenues was due principally to the increase in revenues resulting from the acquisition of HSI without comparable increases to spending. The Company expects to increase amounts spent in research and development during 1997, however, as a percentage of net revenues, the Company expects these amounts to vary from quarter to quarter as net revenues change.

Selling, general and administrative expenses in absolute terms increased approximately 75% in the quarter ended March 31, 1997 compared to the corresponding quarter of 1996. As a percentage of revenue these expenses decreased from 40% in the first quarter of 1996 to 34% in the first quarter of 1997. The increase in absolute spending is primarily due to higher expenses resulting from personnel which joined the Company from HSI after the acquisition. The Company expects these amounts to remain at similar levels during the remainder of 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

During the quarters ended March 31, 1997 and 1996 the Company recorded income tax provisions representing effective tax rates of 10% and 12%, respectively. Both years' tax rates are below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards. The 1997 tax rate is lower than the 1996 rate principally due to the impact of non-deductible acquisition related charges in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 1997 were $46.3 million and $17.1 million respectively, compared to assets and liabilities of $44.5 million and $17.3 million at December 31, 1996. Working capital increased $1.0 million from $18.4 million at December 31, 1996 to $19.4 million at March 31, 1997, while cash and cash equivalents decreased $1.8 million during the period. The net decrease in cash and cash equivalents was due principally to the combination of cash used by operating activities of $2.3 million and capital expenditures of

$1.6 million offset by proceeds from the sale of common stock pursuant to option exercises of $1.3 million and net short-term bank borrowings of $1.0 million.

Significant components of cash used by operating activities included an increase in accounts receivable of $2.0 million, an increase in inventory of $0.6 million and decreases to accounts payable and accrued compensation of $0.8 million and $0.6 million, respectively. The Company believes that the increase to accounts receivable was due to longer collection cycles for sales by its international subsidiaries, particularly in France and similarly long collection cycles for sales to its AMS customers.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors. As a result of the acquisition of HSI, the Company's Balance Sheet liquidity ratios changed and the Company's ability to generate cash will be partially dependent on management's ability to manage effectively non-cash assets such as inventory and accounts receivable. In addition, the level of profitability of the Company will have a significant impact on cash resources.

The Company anticipates that it will exercise its option to purchase additional shares of NWL LaserTechnologies ("NWL") before July 1, 1997. Such exercise will require an expenditure of approximately $1.0 million and will result in the Company owning 52% of the outstanding shares of NWL.

The Company has in place a $5.0 million revolving bank line of credit which expires in November 1997, under which $1.0 million in borrowings were outstanding at March 31, 1997.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company anticipates that current cash resources, internally generated funds, capital and operating lease lines and available bank borrowings will be sufficient to meet liquidity and capital needs at least through the next twelve months. The Company financed the HSI acquisition using its existing cash resources and anticipates that, while its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through its bank line of credit or otherwise will be required for the Company's currently envisioned long term needs.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

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

         (a)      Exhibits.  None

         (b)      Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LASERSCOPE
                                 Registrant

                                 /s/ DENNIS LALUMANDIERE
                                 -----------------------------------------------
                                 Dennis LaLumandiere
                                 Vice President of Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
Date:  May 15, 1997

                                 EXHIBIT INDEX

Exhibit
   No.                       Description
--------                     -----------
   27                Financial Data Schedule