Form 10-Q
period 1997-06-30
LASERSCOPE
filed 1997-08-11
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended June 30,1997 or

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

                                  Yes [X]   No [ ]

The number of shares of Registrant's common stock issued and outstanding as of July 31, 1997 was 12,261,584.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION............................................................................        3
  Item 1.       Condensed Consolidated Balance Sheets.....................................................        3
                Condensed Consolidated Statements of Income  .............................................        4
                Condensed Consolidated Statements of Cash Flows...........................................        5
                Notes to Condensed Consolidated Financial Statements......................................        6
  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............................................        9
                Results of Operations.....................................................................        9
                Liquidity and Capital Resources...........................................................       12
  Item 3.       Qualitative and Quantitative Disclosures About Market Risk................................       13

PART II.  OTHER INFORMATION..............................................................................        13
  Item 1.       Legal Proceedings........................................................................        13
  Item 2.       Changes in Securities....................................................................        13
  Item 3.       Defaults upon Senior Securities..........................................................        13
  Item 4.       Submission of Matters to a Vote of Security Holders......................................        13
  Item 5.       Other Items..............................................................................        14
  Item 6.       Exhibits and Reports on Form  8-K........................................................        14

SIGNATURE................................................................................................        14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 JUNE 30,        DECEMBER 31,
(thousands)                                                        1997              1996
-------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                   $  1,837          $  3,917
     Accounts receivable, net                                      17,385            13,286
     Inventories                                                   21,307            17,407
     Other current assets                                             877               926
                                                                 --------          --------

              Total current assets                                 41,406            35,536

Property and equipment, net                                         5,542             3,109
Investment in NWL                                                       -             1,681
Developed technology and other intangibles, net                     5,313             3,473
Other assets                                                          683               670
                                                                 --------          --------

              Total assets                                       $ 52,944          $ 44,469
                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                 $  8,787          $  9,246
Accrued compensation                                                1,970             2,947
Bank loans                                                          4,291                 -
Other current liabilities                                           5,141             4,899
                                                                 --------          --------

     Total current liabilities                                     20,189            17,092


Obligations under capital leases                                      179               202

Mortgages & other long term loans                                   1,756                 -

Commitments and contingencies

Minority interest in net assets of NWL                                564                 -

Shareholders' equity:
         Common stock                                              50,500            48,798
         Accumulated deficit                                      (19,351)          (20,988)
         Translation adjustments                                     (518)             (260)
         Notes receivable from shareholders                          (375)             (375)
                                                                 --------          --------

              Total shareholders' equity                           30,256            27,175
                                                                 --------          --------

              Total liabilities and shareholders' equity         $ 52,944          $ 44,469
                                                                 ========          ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                      JUNE 30,
(thousands except per share amounts)                   1997           1996           1997            1996
-----------------------------------------------------------------------------------------------------------
Net revenues .................................       $ 15,207       $  8,481       $ 30,970        $ 16,203
Cost of sales ................................          8,178          4,288         16,865           8,140
                                                     --------       --------       --------        --------

Gross margin .................................          7,029          4,193         14,105           8,063

Operating expenses:
     Research and development ................            695            522          1,365           1,151
     Selling, general and administrative .....          5,277          3,401         10,678           6,493
                                                     --------       --------       --------        --------

                                                        5,972          3,923         12,043           7,644

Operating income .............................          1,057            270          2,062             419
Interest and other income (expense), net .....              2             15            (24)             22
                                                     --------       --------       --------        --------

Income before income taxes & minority interest          1,059            285          2,038             441
Provision for income taxes ...................            229             34            327              53
                                                     --------       --------       --------        --------

Income before minority interest ..............            830            251          1,711             388
Minority interest ............................             74              -             74               -
                                                     --------       --------       --------        --------

Net income ...................................       $    756       $    251       $  1,637        $    388
                                                     ========       ========       ========        ========

Net income per share .........................       $   0.06       $   0.03       $   0.13        $   0.05
                                                     ========       ========       ========        ========

Shares used in per share calculations ........         12,994          7,657         13,017           7,512
                                                     ========       ========       ========        ========



See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
(thousands)                                                                          1997           1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                     $ 1,637        $   388
     Adjustments to reconcile net income to cash
         cash provided (used) by operating activities:
         Depreciation and amortization                                                1,023            513
         Increase (decrease) from changes in:
              Accounts receivable                                                    (2,425)          (720)
              Inventories                                                              (769)         1,290
              Other current assets                                                      173            157
              Other assets                                                                -           (245)
              Accounts payable                                                       (2,077)           185
              Accrued compensation                                                     (977)           213
              Other current liabilities                                                 243           (397)
                                                                                    -------        -------

Cash provided (used) by operating activities                                         (3,172)         1,384
                                                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                            (2,049)          (280)
     Cash paid for NWL acquisition, net of cash received                               (954)             -
     Other                                                                             (184)           (99)
                                                                                    -------        -------

Cash used by investing activities                                                    (3,187)          (379)
                                                                                    -------        -------

CASH USED BY FINANCING ACTIVITIES:
     Payments on obligations under capital leases                                       (23)            (7)
     Proceeds from the sale of common stock under stock plans                         1,702            156
     Proceeds from short-term bank loans                                              3,900              -
     Repayment of short-term bank loans                                              (1,300)             -
                                                                                    -------        -------

Cash provided by financing activities                                                 4,279            149

Increase (decrease) in cash and cash equivalents                                     (2,080)         1,154
Cash and cash equivalents, beginning of period                                        3,917          2,278
                                                                                    -------        -------

Cash and cash equivalents, end of period                                            $ 1,837        $ 3,432
                                                                                    =======        =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
              Interest                                                              $   132        $     6
              Income taxes                                                          $    56        $    32

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those reported. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

2.   Inventory was comprised of the following (in thousands):


                                                                       JUNE 30,       DECEMBER 31,
                                                                         1997            1996
                                                                       ------------------------
     Sub-assemblies and purchased parts                                $14,870          $12,015
     Finished goods                                                      6,437            5,392
                                                                       -------          -------
                                                                       $21,307          $17,407
                                                                       =======          =======

     (See note 7 for a description of the impact from the NWL Laser-Technologie acquisition.)

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

     At June 30, 1997 and December 31, 1996 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.6 million and $1.8 million, respectively. At June 30, 1997 and December 31, 1996 the Company had no investment in debt securities.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to increase primary earnings per share in each of the three and six month periods ended June 30, 1997 by $0.01 per share and to have no material effect on the primary earnings per share for the corresponding periods in 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

6. On August 30, 1996 the Company completed the acquisition of Heraeus Surgical, Inc. ("HSI"). The acquisition was accounted for as a purchase. Accordingly, the operating results of HSI are included in the Company's consolidated results of operations for the quarter and six months ended June 30, 1997; however, such HSI results are not included in the Company's consolidated results of operations for the corresponding periods in 1996.

7. In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid approximately $1.6 million in exchange for a cross-distribution and development agreement, minority equity position in NWL and an option to purchase all of the ownership interests in NWL.

     On June 13, 1997, the Company exercised its option and increased its ownership interest to 52% of NWL. The purchase price was allocated to the acquired assets and liabilities based on Company estimates of their respective fair values. The consolidation of the acquired assets and liabilities significantly impacted the Company's Balance Sheet at June 30, 1997 as depicted in the following tables:

     The approximate purchase price for the NWL acquisition was (in thousands):

              Laserscope investment prior to June 1997                    $1,640
              Cash paid in June 1997                                       1,000
                                                                          ------
                                   Total                                  $2,640

         The allocation of the approximate purchase price was determined as follows:

              Net tangible assets acquired:
                       Accounts receivable, net                                   $ 1,670
                       Inventories                                                  3,130
                       Property, plant & equipment                                  1,070
                       Other assets                                                   200
                       Less:  Accounts payable and other current liabilities       (3,300)
                              Mortgages and other long term debt                   (1,750)
                                                                                  -------
                       Total net tangible assets                                    1,020
                       Minority interest in net tangible assets                      (490)
                                                                                  -------
                       Laserscope interest in net tangible assets                     530

              Intangible assets acquired:
                       Developed technology & workforce                             2,110
                                                                                  -------
                                                                                  $ 2,640

8. The following unaudited pro forma combined results of operations of the Company and NWL for the three and six months ended June 30, 1997 and June 30, 1996 have been prepared assuming that the NWL acquisition had occurred at the beginning of the period presented. The following pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                   JUNE 30,
                                              1997          1996          1997         1996
---------------------------------------------------------------------------------------------
Net revenues ........................       $16,127       $ 9,655       $32,709       $18,443
Income from operations ..............       $   910       $   220       $ 1,984       $   472
Net income ..........................       $   693       $   267       $ 1,607       $   419
Net income per share ................       $  0.05       $  0.03       $  0.12       $  0.06
Shares used in per share calculations        12,994         7,657        13,017         7,512

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisitions of Heraeus Surgical, Inc. ("HSI") and NWL Laser-Technologie, GmbH ("NWL"), including the integration of the operations and assets acquired and the assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development, clearance by the F.D.A. and other regulatory agencies and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to raise capital on terms acceptable to the Company, or at all, the Company's ability to expand further into international markets, and public policy relating to health care reform in the United States and other countries.

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

The following table contains selected income statement information which serves as the basis of the discussion of the Company's results of operations for the quarter and six months ended June 30, 1997 (in thousands except for percentages):

                                     THREE MONTHS ENDED                              SIX MONTHS ENDED
                               JUNE 30, 1997    JUNE 30, 1996         %        JUNE 30,1997      JUNE 30, 1996         %
                                AMOUNT  %(a)     AMOUNT   %(a)      CHANGE     AMOUNT    %(a)    AMOUNT   %(a)      CHANGE
                               ------------     -------------       ------     -------------     -------------      ------
Revenues from sales of:
  Lasers                       $ 6,997   46%    $ 3,976    47%        76%      $13,904    45%    $ 6,978   43%        99%
  Ascent medical systems         2,662   17%          -    -          -          5,538    18%          -   -          -
  Instruments & supplies         3,599   24%      3,292    39%         9%        7,655    25%      6,761   42%        13%
  Service                        1,949   13%      1,213    14%        61%        3,873    12%      2,464   15%        57%
                               -------   --     -------    --         --       -------    --     -------   --         --
  Total net revenues           $15,207  100%    $ 8,481   100%        79%      $30,970   100%    $16,203  100%        91%

Gross margin                   $ 7,029   46%    $ 4,193    49%        68%      $14,105    46%    $ 8,063   50%        76%

Research & Development         $   695    5%    $   522     6%        33%      $ 1,365     4%    $ 1,151    7%        19%

Selling, general & admin.      $ 5,277   35%    $ 3,401    40%        55%      $10,678    34%    $ 6,493   40%        64%

(a) expressed as a percentage of total net revenues.

The Company's results for the quarter and six month period ended June 30, 1997 were favorably impacted by the acquisition of a majority interest in NWL which closed June 13, 1997. NWL contributed approximately $1.0 million in revenue and $80 thousand in net income after distribution to minority interests during the period from the closing date until June 30, 1997. The Company believes that these results are not indicative of a normal two week period but reflect a shipment pattern whereby a significant portion of a quarter's shipments may take place in the latter part of the quarter.

Net revenues increased during the three and six months ended June 30, 1997 relative to the corresponding periods of 1996 as a combined result of higher unit shipments of the Company's laser systems at lower average selling prices, higher shipments of instrumentation, shipments of products and sales of services acquired in the acquisition of HSI completed in August 1996 and shipments of products acquired in the acquisition of NWL completed in June 1997.

Revenues from the sales of laser systems increased during the quarter and six month periods ended June 30, 1997 relative to the same periods in 1996 primarily due to higher unit shipments of the Company's Aura office lasers and to a lesser extent, sales of lasers acquired in the acquisitions of HSI and NWL. Average unit prices decreased during these periods as a combined result of the greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively capital equipment procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends for laser equipment in the U.S. market will continue to shift toward its lower priced Aura office laser.

The increase in revenues from the sales of instrumentation and disposable supplies during the quarter and six months ended June 30, 1997 compared to the corresponding periods in 1996 is principally attributable to increased shipments of scanning devices sold as accessories to the Aura office laser system, partially offset by lower shipments of side-firing devices which the Company sells for use in prostate surgeries. The decreases in percentage of net revenues were primarily the result of revenues from the sales of lasers and AMS equipment increasing at a faster rate than revenues from the sales of instrumentation and disposable supplies.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology, and ear, nose and throat surgery will continue to be important to its business. In addition, the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and to educate surgeons in the United States and internationally to encourage the adoption of such new applications. However, there can be no assurance that such investments will encourage adoption of the Company's products. Finally, penetration of the international market, although increasing, has been limited.

The decrease in gross margin as a percentage of net sales during the quarter and six months ended June 30, 1997 relative to the corresponding periods of 1996 is due in part to revenues generated from sales of AMS products. These products generally generate lower gross margins than product lines that the Company manufactures. In addition, a higher proportion of revenues from sales to independent international distributors were generated during the first half of 1997 than in the first half of 1996. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. The Company expects that gross margin as a percentage of revenues for the remainder of 1997 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The decrease in spending as a percentage of net revenues during the quarter and six months ended June 30, 1997 was due principally to the increase in revenues resulting from the acquisition of HSI without comparable increases in spending on research and development. The Company acts as a distributor for the majority of the AMS product line, and, as such, the research and development activity required to support these products is minimal The Company expects to increase amounts spent in research and development on non-AMS products during 1997; however, as a percentage of total net revenues, the Company expects these amounts to vary from quarter to quarter as net revenues change.

The increase in selling, general and administrative expenses during the quarter and six months ended June 30, 1997 primarily results from new personnel acquired by the Company in the HSI acquisition. The Company expects these amounts to remain at similar levels during the remainder of 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

During the quarters and six months ended June 30, 1997 the Company recorded income tax provisions representing effective tax rates of 22% and 16%, respectively, compared to tax provisions representing effective tax rates of 12% in each of the corresponding periods in 1996. The 1997 tax rates are higher than the 1996 rates due to the combined effect of higher tax rates on the income generated by NWL partially offset by lower effective rates in 1997 than in 1996 due to the impact of non-deductible acquisition related charges in 1996. Both years' tax rates are below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information which serves as the basis of the discussion of the Company's liquidity and capital resources at June 30, 1997 and for the six months then ended (in thousands):

                               JUNE 30,    DECEMBER 31,
                                1997          1996
                              --------------------------
Cash and cash equivalents       $ 1,837       $ 3,917
Total assets                    $52,944       $44,469
Net working capital             $21,217       $18,444

The net decrease in cash and cash equivalents during the six month period was due principally to the combination of cash used by operating activities of $3.2 million, capital expenditures of $2.0 million and the $1.0 million paid for the acquisition of a majority interest in NWL, offset by proceeds from the sale of common stock pursuant to option exercises of $1.3 million and net short-term bank borrowings of $2.6 million.

Significant components of cash used by operating activities included an increase in accounts receivable of $2.4 million, an increase in inventory of $0.8 million and decreases to accounts payable and accrued compensation of $2.0 million and $1.0 million, respectively. The Company believes that the increase to accounts receivable was due to longer collection cycles for sales by its international subsidiaries, particularly in France and similarly long collection cycles for sales to its AMS customers.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors. As a result of the acquisitions of HSI and NWL, the Company's Balance Sheet liquidity ratios changed and the Company's ability to generate cash will be partially dependent on management's ability to manage effectively non-cash assets such as inventory and accounts receivable. In addition, the level of profitability of the Company will have a significant impact on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company anticipates that current cash resources, internally generated funds, capital and operating lease lines and available bank borrowings will be sufficient to meet liquidity and capital needs at least through the next twelve months. The Company financed the HSI and NWL acquisitions using its existing cash resources. While the Company believes its remaining cash resources will be sufficient to fund its short term operating needs, additional financing either through its bank line of credit or otherwise will be required for the Company's currently envisioned long term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

The Company has in place a $5.0 million revolving bank line of credit which expires in November 1997, under which $2.6 million in borrowings were outstanding at June 30, 1997. In addition, NWL has in place various revolving bank lines totaling approximately $2.0 million which expire at various dates within the next year and under which approximately $1.7 million in borrowings were outstanding at June 30, 1997.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The annual meeting of shareholders was held on June 27, 1997.

         (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                             Present but
                               For          Withheld       Abstained          Not Voting
                               ---          --------       ---------          ----------
David Cohen                11,053,907        456,431           0                   0
Klaus Goffloo              11,065,856        444,482           0                   0
Benjamin L. Holmes         11,065,756        444,582           0                   0
Thomas Ihlenfeldt          11,071,354        438,984           0                   0
E. Walter Lange            11,071,354        438,984           0                   0
Robert V. McCormick        11,071,054        439,284           0                   0
Rodney Perkins, M.D.       11,021,354        488,984           0                   0
Robert J. Pressley, Ph.D.  11,021,354        488,984           0                   0

         (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                   Present but
                                                     For             Opposed        Abstained       Not Voting
                                                     ---             -------        ---------       ----------
              To authorize an                     9,881,046         1,574,543         52,749          2,000
              amendment to the
              Company's 1994 Stock
              Option Plan to  increase the
              number of shares for issuance
              thereunder by 400,000 shares to
              an aggregate of 2,100,000 shares.

         (d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                   Present but
                                                     For             Opposed        Abstained       Not Voting
                                                     ---             -------        ---------       ----------
                  To authorize an                 10,169,891        1,281,028         59,419          0
                  amendment to the
                  Company's 1989 Stock
                  Purchase Plan to  increase the
                  number of shares for issuance
                  thereunder by 150,000 shares to
                  an aggregate of 600,000 shares.

         (e) The fourth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                   Present but
                                                     For             Opposed        Abstained       Not Voting
                                                     ---             -------        ---------       ----------

                  To ratify the appointment       11,227,527         250,701          32,110           0
                  of Ernst & Young LLP as the
                  independent auditors for the
                  Company for the fiscal year
                  ending December 31, 1997.

ITEM 5.  OTHER ITEMS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: None

         (b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LASERSCOPE
                                       Registrant

                                       /s/  Dennis LaLumandiere
                                       ----------------------------------------
                                       Dennis LaLumandiere
                                       Vice President of Finance
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)
Date:  August 11, 1997

                                INDEX TO EXHIBITS

Exhibit
 Number                        Exhibits
--------                       --------
   27                Financial Data Schedule