Form 10-Q
period 1997-09-30
LASERSCOPE
filed 1997-11-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1997 or

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

The number of shares of Registrant's common stock issued and outstanding as of October 31, 1997 was 12,304,559.

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION.........................................................      3
  Item 1.    Condensed Consolidated Balance Sheets.....................................      3
             Condensed Consolidated Statements of Operations...........................      4
             Condensed Consolidated Statements of Cash Flows...........................      5
             Notes to Condensed Consolidated Financial Statements......................      6
  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................      9
             Results of Operations.....................................................      9
             Liquidity and Capital Resources...........................................     12
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk................     14

PART II.  OTHER INFORMATION...........................................................      14
  Item 1.    Legal Proceedings........................................................      14
  Item 2.    Changes in Securities....................................................      14
  Item 3.    Defaults upon Senior Securities..........................................      14
  Item 4.    Submission of Matters to a Vote of Security Holders......................      14
  Item 5.    Other Items..............................................................      14
  Item 6.    Exhibits and Reports on Form  8-K........................................      14

SIGNATURES   .........................................................................      14

PART I.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                          SEPTEMBER 30,   DECEMBER 31,
(thousands)                                                   1997            1996
--------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                               $  2,905        $  3,917
    Accounts receivable, net                                  16,685          13,286
    Inventories                                               21,616          17,407
    Other current assets                                         893             926
                                                            --------        --------
           Total current assets                               42,099          35,536

Property and equipment, net                                    5,590           3,109
Investment in NWL                                                 --           1,681
Developed technology and other intangibles, net                5,083           3,473
Other assets                                                     668             670
                                                            --------        --------
           Total assets                                     $ 53,440        $ 44,469
                                                            ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                            $  7,542        $  9,246
Accrued compensation                                           2,321           2,947
Bank loans                                                     4,863              --
Other current liabilities                                      4,955           4,899
                                                            --------        --------
    Total current liabilities                                 19,681          17,092

Obligations under capital leases                                 203             202

Mortgages & other long term loans                              1,701              --

Commitments and contingencies

Minority interest in net assets of NWL                           529              --

Shareholders' equity:
        Common stock                                          50,855          48,798
        Accumulated deficit                                  (18,450)        (20,988)
        Translation adjustments                                 (704)           (260)
        Notes receivable from shareholders                      (375)           (375)
                                                            --------        --------
           Total shareholders' equity                         31,326          27,175
                                                            --------        --------
           Total liabilities and shareholders' equity       $ 53,440        $ 44,469
                                                            ========        ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
(thousands except per share amounts)           1997          1996           1997           1996
-------------------------------------------------------------------------------------------------
Net revenues                                  $15,704      $ 10,561       $ 46,674       $ 26,764
Cost of sales                                   8,104         5,226         24,969         13,366
                                              -------      --------       --------       --------
Gross margin                                    7,600         5,335         21,705         13,398
Operating expenses:
    Research and development                      893           620          2,258          1,771
    Purchased in-process
        research and development                   --         2,376             --          2,376
    Selling, general and administrative         5,382         4,285         16,060         10,778
    Other non-recurring charges                    --           872             --            872
                                              -------      --------       --------       --------
                                                6,275         8,153         18,318         15,797

Operating income (loss)                         1,325        (2,818)         3,387         (2,399)
Interest and other income (expense), net           --             7            (24)            29
                                              -------      --------       --------       --------

Income (loss) before income
    taxes and minority interest                 1,325        (2,811)         3,363         (2,370)
Provision for income taxes                        310            --            637             53
                                              -------      --------       --------       --------
Income (loss) before minority interest          1,015        (2,811)         2,726         (2,423)
Minority interest                                 114            --            188             --
                                              -------      --------       --------       --------
Net income (loss)                             $   901      $ (2,811)      $  2,538       $ (2,423)
                                              =======      ========       ========       ========

Net income (loss) per share                   $  0.07      $  (0.32)      $   0.20       $  (0.32)
                                              =======      ========       ========       ========

Shares used in per share calculations          12,986         8,731         13,007          7,629
                                              =======      ========       ========       ========









See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
(thousands)                                                                1997          1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                     $ 2,538       $(2,423)
    Adjustments to reconcile net income (loss) to
        cash provided (used) by operating activities:
        Depreciation and amortization                                       1,656           940
        Purchased in-process research and development                          --         2,376
        Increase (decrease) from changes in:
           Accounts receivable                                             (1,975)         (877)
           Inventories                                                       (714)        1,709
           Other current assets                                               157           216
           Other assets                                                        --          (100)
           Accounts payable                                                (3,355)          276
           Accrued compensation                                              (626)          338
           Other current liabilities                                           30           126
           Minority interest                                                  188            --
                                                                          -------       -------
Cash provided (used) by operating activities                               (2,101)        2,581
                                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (2,240)         (223)
    Cash paid for Heraeus Surgical acquisition, net of cash received           --        (1,430)
    Cash paid for NWL acquisition, net of cash received                      (960)           --
    Other                                                                    (264)         (111)
                                                                          -------       -------
Cash used by investing activities                                          (3,464)       (1,764)
                                                                          -------       -------

CASH USED BY FINANCING ACTIVITIES:
    Payments on obligations under capital leases & mortgages                  (70)          (10)
    Proceeds from the sale of common stock under stock plans                2,057           329
    Proceeds from short-term bank loans                                     3,866            --
Repayment of short-term bank loans                                         (1,300)           --
                                                                          -------       -------
Cash provided by financing activities                                       4,553           319

Increase (decrease) in cash and cash equivalents                           (1,012)        1,136
Cash and cash equivalents, beginning of period                              3,917         2,278
                                                                          -------       -------

Cash and cash equivalents, end of period                                  $ 2,905       $ 3,414
                                                                          =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                              $223          $ 10
       Income taxes                                                          $118           $76

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

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those reported. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1996 included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full year.

2. Inventory was comprised of the following (in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                           1997           1996
                                                        -------        -------
        Sub-assemblies and purchased parts              $14,855        $12,015
        Finished goods                                    6,761          5,392
                                                        -------        -------
                                                        $21,616        $17,407
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

        At September 30, 1997 and December 31, 1996 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.0 million and $1.8 million, respectively. At September 30, 1997 and December 31, 1996 the Company had no investment in debt securities.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 is expected to have no material effect in the three month period ended September 30, 1997; to increase primary earnings per share in the nine month period ended September 30, 1997 by $0.01 per share and to have no material effect on the primary earnings per share for the corresponding periods in 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not material.

6. On August 30, 1996 the Company completed the acquisition of Heraeus Surgical, Inc. ("HSI"). The acquisition was accounted for as a purchase. Accordingly, the operating results of HSI are included in the Company's consolidated results of operations for the quarter and nine months ended September 30, 1997; however, the Company's consolidated results of operations for the corresponding periods in 1996 only include HSI results from August 30, 1996 through the end of the respective period.

7. In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid approximately $1.6 million in exchange for a cross-distribution and development agreement, minority equity position in NWL and an option to purchase all of the ownership interests in NWL.

        On June 13, 1997, the Company exercised its option and increased its ownership interest to 52% of NWL. The purchase price was allocated to the acquired assets and liabilities based on Company estimates of their respective fair values. The consolidation of the acquired assets and liabilities significantly impacted the Company's Balance Sheet at September 30, 1997 as depicted in the following tables:

        The approximate purchase price for the NWL acquisition was (in thousands):

               Laserscope investment prior to June 1997             $1,640
               Cash paid in June 1997                                1,000
                                                                    ------
                        Total                                       $2,640
                                                                    ======

        The allocation of the approximate purchase price was determined as follows:

              Net tangible assets acquired:
                Accounts receivable, net                                  $ 1,430
                Inventories                                                 3,500
                Property, plant & equipment                                 1,100
                Other assets                                                  380
                Less:  Accounts payable and other current liabilities      (3,950)
                       Mortgages and other long term debt                  (1,750)
                                                                          -------

                Total net tangible assets                                     710
                Minority interest in net tangible assets                     (340)
                                                                          -------
                Laserscope interest in net tangible assets                    370

              Intangible assets acquired:
                Developed technology & workforce                            2,270
                                                                          -------
                                                                          $ 2,640

8. The following unaudited pro forma combined results of operations of the Company and NWL for the three and nine months ended September 30, 1997 and September 30, 1996 have been prepared assuming that the NWL acquisition had occurred at the beginning of the period presented. The following pro forma information is not necessarily indicative of the results that would have occurred had the acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results (in thousands, except per share data):

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                            1997          1996          1997          1996
---------------------------------------------------------------------------------------------
Net revenues                               $15,704      $ 12,983       $48,429      $ 30,043
Income (loss) from operations              $ 1,325      $ (2,899)      $ 3,027      $ (2,771)
Net income (loss)                          $   901      $ (3,038)      $ 2,351      $ (2,861)
Net income (loss) per share                $  0.07      $  (0.35)      $  0.18      $  (0.37)
Shares used in per share calculations       12,986         8,731        13,007         7,629

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

The following table contains selected income statement information which serves as the basis of the discussion of the Company's results of operations for the quarter and nine months ended September 30, 1997 compared with the corresponding periods in 1996 (in thousands except for percentages):


                                    THREE MONTHS ENDED                                 NINE MONTHS ENDED
                            SEPT. 30, 1997     SEPT. 30, 1996      %        SEPT. 30, 1997      SEPT. 30, 1996         %
                            AMOUNT     %(a)    AMOUNT     %(a)   CHANGE     AMOUNT     %(a)    AMOUNT     %(a)     CHANGE
                            ------     ----    ------     ----   ------     ------     ----    ------     ----     ------
Revenues from sales of:
  Lasers                    $ 8,298     53%    $ 5,292     50%      57%     $22,202     48%    $12,270     46%       81%
  Ascent medical systems      2,225     14%        550      5%     305%       7,763     17%        550      2%    1,311%
  Instruments & supplies      3,298     21%      3,331     32%      (1)%     10,953     23%     10,092     38%        9%
  Service                     1,883     12%      1,388     13%      36%       5,756     12%      3,852     14%       49%
                            -------    ---     -------    ---      ---      -------    ---     -------    ---        --

  Total net revenues        $15,704    100%    $10,561    100%      49%     $46,674    100%    $26,764    100%       74%

Gross margin                $ 7,600     48%    $ 5,335     51%      42%     $21,705     47%    $13,398     50%       62%

Research & development      $   893      6%    $   620      6%      44%     $ 2,258      5%    $ 1,771      7%       27%

Selling, general & admin.   $ 5,382     34%    $ 4,285     41%      26%     $16,060     34%    $10,778     40%       49%

(a) expressed as a percentage of total net revenues.

The Company's results for the quarter and nine month period ended September 30, 1997 were favorably impacted by the acquisition of a majority interest in NWL which closed June 13, 1997. NWL contributed approximately $1.0 million in revenue and $80 thousand in net income after distribution to minority interests during the period from the closing date until June 30, 1997 and $1.9 million in revenue and $124 thousand in net income after distribution to minority interests during the quarter ended September 30, 1997.

Net revenues increased during the three and nine months ended September 30, 1997 relative to the corresponding periods of 1996 as a combined result of higher unit shipments of the Company's laser systems at lower average selling prices, and shipments of products and sales of services acquired in the acquisition of HSI completed in August 1996 and shipments of products acquired in the acquisition of NWL completed in June 1997.

Revenues from the sales of laser systems increased during the quarter and nine month periods ended September 30, 1997 relative to the same periods in 1996 primarily due to higher unit shipments of the Company's Aura office lasers and to a lesser extent, sales of lasers acquired in the acquisitions of HSI and NWL. Average unit prices decreased during these periods as a combined result of the greater shipments of lower priced Aura office laser units as well as increased shipments to independent international distributors. The Company believes that the continuing trend toward reduced health care costs in the United States is still a factor which continues to impact negatively capital equipment procurement by its hospital customers in the United States. As a result, the Company expects that its revenue mix trends for laser equipment in the U.S. market will continue to shift toward its lower priced Aura office laser.

During the three months ended September 30, 1997 revenues from sales of instrumentation and disposable supplies were at approximately the same level as in the corresponding period in 1996. This is due principally to the combined effect of increased shipments of scanning devices sold as accessories to the Aura office laser system offset by lower shipments of side-firing devices which the Company sells for use in prostate surgeries. The increase in revenues from the sales of these products during the nine months ended September 30, 1997 compared to the corresponding periods in 1996 is due principally to the same reasons as those which affected the three months ended September 30, 1997 with the decline in sales of side firing devices increasing as the year progressed. The decreases in percentage of net revenues were primarily the result of revenues from the sales of lasers and AMS equipment increasing at a faster rate than revenues from the sales of instrumentation and disposable supplies.


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

The decrease in gross margin as a percentage of net sales during the quarter and nine months ended September 30, 1997 relative to the corresponding periods of 1996 is due in part to revenues generated from sales of AMS products. These products generally generate lower gross margins than product lines that the Company manufactures. In addition, a higher proportion of revenues from sales to independent international distributors were generated during the first nine months of 1997 than in the first nine months of 1996. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. The Company expects that gross margin as a percentage of revenues for the remainder of 1997 may vary from previous quarters as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses, are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The decrease in spending as a percentage of net revenues during the quarter and nine months ended September 30, 1997 was due principally to the increase in revenues resulting from the acquisition of HSI without comparable increases in spending on research and development. The Company acts as a distributor for the majority of the AMS product line, and, as such, the research and development activity required to support these products is minimal. The Company expects to increase amounts spent in research and development on non-AMS products during the remainder of 1997.

The increase in selling, general and administrative expenses during the quarter and nine months ended September 30, 1997 primarily results from new personnel acquired by the Company in the HSI and NWL acquisitions. The Company expects these amounts to remain at similar levels during the remainder of 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

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

During the quarter and nine months ended September 30, 1997 the Company recorded income tax provisions representing effective tax rates of 23% and 19%, respectively. The 1997 tax rates are higher than the 1996 rates due to the combined effect of higher tax rates on the income generated by NWL partially offset by lower effective rates in 1997 than in 1996 due to the impact of non-deductible acquisition related charges in 1996. Both years' tax rates are below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information which serves as the basis of the discussion of the Company's liquidity and capital resources at September 30, 1997 and for the nine months then ended (in thousands):

                                            SEPTEMBER 30,      DECEMBER 31,
                                                     1997              1996
                                            -------------------------------
Cash and cash equivalents                         $ 2,905           $ 3,917
Total assets                                      $53,440           $44,469
Net working capital                               $22,418           $18,444


The net decrease in cash and cash equivalents during the nine month period was due principally to the combination of cash used by operating activities of $2.1 million, capital expenditures of $2.2 million and the $1.0 million paid for the acquisition of a majority interest in NWL, offset by proceeds from the sale of common stock pursuant to option exercises of $2.1 million and net short-term bank borrowings of $2.6 million.

Significant components of cash used by operating activities included an increase in accounts receivable of $2.0 million, an increase in inventory of $0.7 million and decreases to accounts payable and accrued compensation of $3.4 million and $0.6 million, respectively. The Company believes that the increase to accounts receivable was due to longer collection cycles for sales by its international subsidiaries, particularly in France and similarly long collection cycles for sales to its AMS customers while decreases to accounts payable principally resulted from payments to AMS product suppliers to which HSI was in arrears at the time of the acquisition.

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

The Company has in place a $5.0 million revolving bank line of credit which expires in November 1997, under which $2.6 million in borrowings were outstanding at September 30,

1997. In addition, NWL has in place various revolving bank lines totaling approximately $2.5 million which expire at various dates within the next year and under which approximately $2.3 million in borrowings were outstanding at September 30, 1997. The Company expects to renew its primary line of credit with terms similar to those currently existing before its expiration in November 1997 and to renew NWL's revolving bank lines prior to their respective expirations.

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

                                    LASERSCOPE
                                    Registrant

                                    /s/  Dennis LaLumandiere
                                    --------------------------------------------
                                    Dennis LaLumandiere
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  November 12, 1997

                               INDEX TO EXHIBITS


Exhibit
Number              Description
------              -----------
  27                Financial Data Schedule