Form 10-K405
period 1997-12-31
LASERSCOPE
filed 1998-03-31
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1997, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20,000,000 as of March 13, 1998, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,371,349 shares of Registrant's Common Stock issued and outstanding as of March 13, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the definitive proxy statement ("Proxy Statement") to be filed prior to April 30, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.


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

The Company desires to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Although only 10 percent of the Company's revenues were attributable to sales in Asia during the year ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem to either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission (SEC), copies of which are available upon request from the Company. The forward-looking statements included herein speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements included herein.

References made in this Report to "Laserscope," the "Company" or the "Registrant" refer to Laserscope and its subsidiaries. References made in this Report to "HSI" refer to Heraeus Surgical, Inc. References made in the Report to "NWL" refer to NWL Laser-Technologie GmbH.

The following are Laserscope registered trademarks which may be mentioned herein: Laserscope, Dermastat, KTP/532, KTP/YAG, MicroBeam, Opthostat, ClearView, Crossfire, Digilase, Infraguide, Illumina, Laserblade, Luxus, Permaline, Pinnacle, Sureshot, Ultralase, Ultraline, and Ultraspot.

The following are Laserscope common law trademarks and service marks which also may be mentioned herein: AccuStat, ADD, ADDStat, Ascent Medical Systems, Aura, Aura SL, Dermastat, DiscKit, Dual FX, Everything You Need. Everything Unique!
(SM), Endostat, FiberLife, FocalStat, KTP/YAG, Laparostat, LaparoVac, LDD, Medical Insite (Web Site SM), MicronSpot, Microstat, Orion, People Who Do More
(SM), The Power Family (SM), Pulsar, SmartConnector, SmartScan, SpineScope, SpineStat, StarPulse, ArthroGuide, Enhance, Hercules, InfraTips, On Target, OrthoProbe, QuickPulse, Radiance, Resilient, SpinaLase, SuperPulse, UroLine, and Venus.

Photofrin and Optiguide are registered trademarks of QLT PhotoTherapeutics, Inc. Hanaulux and Hanauport are trademarks of Heraeus Med GmbH.

PART I

ITEM 1. BUSINESS

General Overview of Business

Laserscope(R) designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers and advanced fiberoptic devices for a wide variety of applications, including photoselective medicine to treat cancer and other diseases. Its portfolio of more than 350 products, includes KTP/532(R), CO2, Nd:YAG, Er:YAG, Ruby, Diode and Dye medical laser systems, industrial laser systems, and related energy delivery devices.

Laserscope's Ascent Medical Systems(TM) (AMS) are innovative equipment for the surgical and outpatient care environments. The AMS product family includes procedure and treatment lights, ceiling-mounted equipment organizers, centralized smoke evacuation systems, and video systems.

Primary medical markets served include dermatology, aesthetic surgery, urology, gynecology, ear, nose and throat (ENT) surgery and photodynamic therapy. Secondary markets include general surgery, neurosurgery, orthopedics, gastroenterology as well as other surgical specialties.

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

Market Focus

Laserscope participates in several markets. Since the early 1990's, ear nose and throat (ENT), urology, and gynecology (OB/GYN) specialities, into which it sells its broad range of laser systems and the majority of its energy delivery devices and surgical instruments have been important to Laserscope. As a percentage of total revenues in 1997, the ENT market accounted for 27% of revenues, the urology market, 21% and the OB/GYN market, 14%.

Dermatology/aesthetic surgery is a market that Laserscope entered in the mid 1990's and in which the Company competes with six, highly-versatile laser systems. The desktop-sized Aura(TM) Laser System is among the industry's leading systems for the treatment of leg and facial veins. The Aura SL(TM) is specifically designed for the treatment of facial veins alone. The Venus(TM) Erbium and Pulsar(TM) CO2 Laser Systems are both engineered for skin resurfacing (wrinkle removal) applications. The Levante(TM) Ruby Laser System is used for hair and tattoo removal. The Q-Switched Orion(TM) Laser System is currently marketed for tattoo removal only. As a percentage of total revenues in 1997 the dermatology/aesthetic surgery market accounted for 23%.

An application that the Company believes has long term potential for its products is photodynamic therapy (PDT) (also referred to as photoselective medicine). PDT is a selective cancer treatment. In this modality, a photosensitizer drug is injected into a cancer patient intravenously. After a short time, the drug selectively concentrates in tumor cells while largely clearing from normal tissue. The drug remains inactive until exposed to laser light. When applied, the laser energy, delivered through a disposable fiberoptic device, activates the drug and creates a toxic form of oxygen that destroys the cancerous cells with minimal damage to healthy cells.

This non-surgical, minimally-invasive approach allows the treating physician to be much more precise in destroying cancer cells at the tumor site. Both the drug injection and the laser treatment can be performed, in many situations, on an outpatient basis. In mid-January 1998 Laserscope received approval from the U.S. Food and Drug Administration for its Laser Systems and the drug PHOTOFRIN(R), manufactured by QLT PhotoTherapeutics, Inc., as a treatment for certain types of early-stage lung cancer. This follows an earlier FDA approval to treat certain late- stage esophageal cancers. The Company is also involved in clinical studies on other PDT applications, including some non-cancer applications, and is working in collaboration with most of the leading pharmaceutical firms that have PDT drugs in various stages of development. As a percentage of total revenues in 1997 all other markets, including photodynamic therapy (PDT), accounted for 15%.

Products

Laser Platforms:

The Company's Aura(TM) Laser System is a compact, highly portable, KTP/532 single wavelength laser designed for office use. Its integrated StarPulse feature is designed for the removal of benign vascular and pigmented surface lesions, including leg and facial telangiectasia (spider-like veins). It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.

The Aura SL(TM) is a new configuration of the Aura Laser System, modified to treat facial spider veins only, including superficial pigmented lesions such as age spots. Its special design provides greater patient comfort, quicker healing and a lower price. Currently, It is the only laser dedicated to facial applications that is available with an integrated robotic scanner.

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

The Pulsar(TM) Laser System is a mid-size CO2 laser for the office, outpatient surgical centers and hospitals. It features an advanced pulsing technology called ClearPulse to create custom skin tissue effects. It also operates in a continuous beam mode for surgical applications. It is used primarily for skin resurfacing or wrinkle removal as well as being a surgical laser for ENT and gynecologic applications. It is available with ParaScan, a microprocessor-controlled beam scanning device.

The Venus Erbium:YAG Laser System is among the most compact and powerful, commercially available Erbium lasers for skin resurfacing and other medical laser applications. Venus is one-half the size and weight of most other Erbium systems on the market, providing an easy-to-use, in-office system for such procedures as skin resurfacing or wrinkle removal. The Erbium:YAG wavelength is more superficially absorbed by the skin than the CO2 wavelength and it provides a gentler form of skin resurfacing, suitable for younger patients with mild wrinkles or moderate sun damage and can be used on both facial and non-facial skin such as the hands.

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

The Levante(TM) Dual Mode Ruby Laser, developed by NWL Laser-Technologie GmbH, a Laserscope subsidiary, is a 694 nm wavelength laser designed exclusively for dermatologic and aesthetic applications, specifically for the removal of hair, tattoos and pigmented lesions. The Levante laser offers technological improvements over other ruby lasers, such as an optional, adjustable scanner that can treat areas ranging up to four inches by four inches.

Through its subsidiary NWL Laser-Technologie, the Company has access to additional Erbium:YAG, Krypton, pulsed Nd:YAG, Argon and CO2 lasers, as well as other lasers with industrial applications.


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

Ascent Medical Systems (AMS):

Ascent Medical Systems are integrated equipment and instrumentation for the operating and emergency rooms. The AMS product family includes procedure and treatment lights, ceiling-mounted equipment organizers, centralized smoke evacuation systems, and video systems.

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

Supplied by Heraeus Med, Hanaulux(TM) high-intensity surgical lights provide brilliant light, shadow-free illumination and true color for every surgical procedure. A multi-lens system with a cascade of focal points allows each light source to illuminate the entire light field independently, minimizing shadows and creating a homogeneous light field.

Also supplied to Laserscope by Heraeus Med are ceiling-mounted, broadcast-quality Hanauvision(TM) interactive video systems which allow monitoring, teaching, teleconferencing or consultation from a remote site or with other specialties, such as radiology and pathology, during surgical procedures.

Sales and Marketing

The Company concentrates its marketing efforts for its laser products on high volume surgical procedures. The marketing of AMS products is directed at planners and architects, engaged primarily in retrofitting existing operating or emergency rooms.

Laserscope believes that increased awareness of both the benefits of laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for its laser and laser-based products. As a result, the Company has designed its marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety and cost-effectiveness of its surgical laser systems. For AMS products, the marketing strategy emphasizes the efficient and productive operation of an operating or emergency room.

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

Distribution

In the U.S., the U.K. and France, the Company distributes its products to hospitals, outpatient surgical centers and physician offices through its own direct sales force. In Germany, Laserscope products are distributed by NWL Laser-Technologie, GmbH a company in which Laserscope has a majority equity interest and an option to acquire the remainder. Elsewhere, Laserscope products are sold through regional distributor networks. At present, 28 distributors serve 54 countries throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business

Revenues from Europe, Asia and the Pacific Rim continue to account for an increased percentage of total sales. Approximately 33% of Laserscope's 1997 revenues were derived from its international operations including export sales, up from 26% in 1996 and 23% in 1995. The Company expects that international sales will continue to represent a significant percentage of net sales in 1998.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, the

Company exercised its option and paid an additional $1 million to increase its equity position to a 52% interest in NWL. The Company expects, and under certain conditions is obligated, to purchase the remainder of NWL for approximately $2.3 million, payable at specified dates over the next three years.

Installed Base of Lasers

Laserscope has more than 6,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

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

Laserscope's current research and development programs are directed toward the development of new laser systems and delivery devices. In development, for example, are new diode laser systems for the emerging PDT market and other applications. However, there can be no assurance that the PDT market will develop as anticipated or that Laserscope's product development will prove successful. Nor can there be any assurance that such new products, if developed and introduced, will receive market acceptance.

Manufacturing

The Company manufactures the laser resonators used in its laser systems in the U.S., the system chassis and certain accessories. The Company's laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to the Company's designs and specifications by outside vendors. The Company believes that it has sufficient manufacturing capacity in its present facilities to support current operations at least through the end of 1998. NWL also manufactures its laser products at its facility in Germany.

In addition to its laser manufacturing capability, the Company has a production facility in the U.S. for certain of its disposable products. The Company's Endostat fibers, and Angled Delivery Devices (ADD, ADDStat, MicroADDStat, and UltraSTAT 10), for example, are manufactured in this facility

Certain of the components used in the Company's products, including KTP (potassium titanyl phosphate) crystals, molded and cast components, power supplies, and certain optical components, are purchased from single sources. While the Company believes that most of these components are available from alternative sources, an interruption of these or other supplies would adversely affect the Company. KTP crystals are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, an interruption in the supply of crystals would have an adverse effect on the Company's business and results of operations.

Employees

At December 31, 1997, the Company had 293 full-time employees. The Company believes that it maintains competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain such personnel, who are in great demand, however there can be no assurances that it will be able to do so.

Competition

The medical equipment market is highly competitive. The ability of the Company to compete effectively depends on such factors as market acceptance of its products, product performance and price, customer support, the success and timing of new product development, and continued development of successful channels of distribution. Some of the Company's current and prospective competitors have or may have significantly greater financial, technical, manufacturing and marketing resources than the Company. In early 1998 the industry experienced significant consolidation when two of the Company's largest competitors, ESC Medical Systems and Laser Industries, combined to become the largest participant in the industry. To compete, the Company will need to continue to expand its product offerings, periodically enhance its existing products and continue to expand its distribution internationally.

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

On August 30, 1997, certain contractual limitations on Heraeus Med's ability to transfer the Heraeus Shares expired. During February and March 1998, Heraeus Med began limited sales of the Heraeus Shares pursuant to Rule 144 of the Securities Act and through March 13, 1998 had sold 271,000 shares. The further sale of Heraeus Shares could substantially alter the Company's market float for its common stock and could have an adverse impact on the Company's ability to raise capital. In addition, any such sales (or the investment community's anticipation of such sales), especially in large amounts, could materially affect the market price of Laserscope common stock.

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

In April 1992, the Company entered into a worldwide, license agreement with PDT, Inc. (PDTI) for licenses under the dye laser patents issued to PDTI. The licenses, which expire in April 1999, allow the Company, on a co-exclusive basis with PDTI, to sublicense, manufacture, have manufactured or use, and on a non-exclusive basis, lease and sell the dye laser. Under the terms of the agreement, PDTI retains ownership of the intellectual property licensed to the Company under the agreement and has the right to manufacture, have manufactured, use, lease, and sell the dye laser for use in photodynamic therapy with PDTI photodynamic drugs.

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

To date, all of the Company's products (except for the 600 Series PDT Dye Module) have been marketed through the 510(k) procedure. Future applications, however, may require clearance through the PMA procedure. There can be no assurance that such marketing clearances can be obtained on a timely basis. Delays in receiving such clearances could have a significant adverse impact on the Company. The FDA may also require post-market testing and surveillance programs to monitor certain products.

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

Acquisitions

On August 30, 1996, the Company consummated the acquisition of Heraeus Surgical, Inc. ("HSI"), a Delaware Corporation and wholly-owned subsidiary of Heraeus Med GmbH, a company organized under the laws of the Federal Republic of Germany. As consideration for HSI and certain of the assets and liabilities of Heraeus Med's laser distribution operations, Laserscope paid Heraeus Med $2 million and issued Heraeus Med 4,609,345 shares of Laserscope common stock (the "Heraeus Shares") The Heraeus Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act". The Company has agreed to register the Heraeus Shares pursuant to a shelf registration statement to be filed with the Securities Exchange Commission within 30 days of receipt of written request by Heraeus Med. On August 30, 1997, certain contractual limitations on Heraeus Med's ability to transfer the Heraeus Shares expired. During February and March of 1998, Heraeus Med began limited sales of the Heraeus Shares pursuant to Rule 144 of the Securities Act and through March 13, 1998 had sold 271,000 shares. The further sale of the Heraeus Shares could substantially alter the Company's market float for its common stock and could have an adverse impact on the Company's ability to raise capital. In addition, any such sales (or the investment community's anticipation of such sales), especially in large amounts, could materially affect the market price of Laserscope common stock.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, the Company exercised its option and paid an additional $1 million to increase its equity position to a 52% interest in NWL. The Company expects, and under certain conditions is obligated, to purchase the remainder of NWL for approximately $2.3 million, payable at specified dates over the next three years.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1997:

       Name                   Age      Position
---------------------         ---   --------------------------------------------

Benjamin L. Holmes             63   Chairman of the Board and Director
Robert V. McCormick            53   President, Chief Executive Officer and Director
Thomas B. Boyd                 51   Senior Vice President of Operations and
                                      International
Roy Fiebiger                   44   Senior Vice President of Marketing and
                                      Corporate Development
Kevin Candio                   44   Vice President of Sales and Service
Dennis LaLumandiere            44   Vice President of Finance, Chief Financial
                                      Officer and Assistant Secretary
Eric M. Reuter                 36   Vice President of Research and Development

--------------------

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

Roy Fiebiger was hired as Vice President of Marketing in September 1995. Mr. Fiebiger was promoted to Vice President of Marketing and Sales in November 1995 to Senior Vice President of Marketing, Sales and Service in February 1997 and then appointed to the position of Senior Vice President of Marketing and Corporate Development in November 1997. Prior to his employment with Laserscope, from November 1994 to August 1995, Mr. Fiebiger was President and Chief Executive Officer of EnVision Surgical Systems (since renamed "Novacept"), a private, development stage medical device company. From April 1991 to October 1994, Mr. Fiebiger was Executive Vice President and Chief Operating Officer for Norian Corporation, a development stage medical device company, and from August 1984 to March 1991 he was Vice President of Sales and Marketing for Techmedica, a medical device company.

Kevin Candio has been employed with the Company since November 1988 when he was hired as Eastern Zone Sales Manager. He was promoted to Vice President of Sales and Service in November 1997. Prior to working for the Company, he was employed by Coopervision Surgical Systems, a medical device company, from August 1983 to November 1988.

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

Eric M. Reuter was hired as Vice President of Research and Development in September 1996. Prior to working for the Company, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring to be used for high energy physics research. From February 1991 to January 1994 he held positions as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems - Oncology Care Systems, a medical device company. From July 1984 to January 1991, Mr. Reuter held various positions in design engineering, project engineering, and engineering management at the Stanford Linear Accelerator Center.

ITEM 2.  PROPERTIES

The Company leases three buildings and supplemental warehouse space aggregating approximately 91,000 square feet in San Jose, California under leases expiring in February 2001. The Company has options to extend the leases at the then-current market rates. These facilities house the Company's research and development and manufacturing operations as well as the Company's principal sales, marketing, service and administrative offices. During late 1996, the Company invested approximately $1 million in leasehold improvements to these facilities to accommodate the employees hired as a result of the acquisition of HSI. The Company believes that these facilities are suitable for its current operations and are adequate to support those operations at least through the end of 1998. The Company has also leased small offices in the United Kingdom and France where the Company's local sales and marketing staffs are based. NWL's facilities consist of a small leased office and a 35,000 square feet facility owned by NWL in Germany.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 15, 1998 the Company had approximately 800 shareholders of record.

The following table shows the Company's high and low selling prices for the years ended December 31, 1997 and December 31, 1996 as reported by Nasdaq:


                                             1997
                                    ----------------------

                                    High Bid       Low Bid
                                    --------       -------

      First Quarter                 $ 9 5/8        $ 5 7/8
      Second Quarter                $ 8 1/8        $ 5
      Third Quarter                 $ 8 3/8        $ 4 1/8
      Fourth Quarter                $ 6 3/4        $ 4 1/8

                                             1996
                                    ----------------------

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

ITEM 6.     SELECTED FINANCIAL DATA
            (THOUSANDS EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                             1997(1)(2)     1996(3)       1995         1994         1993
                             ----------     -------       ----         ----         ----

Net revenues                 $ 61,349     $ 42,844     $ 30,133     $ 36,320     $ 37,831
Net income (loss)                (843)      (1,692)      (3,552)        (931)         589
Basic and diluted net
  income (loss) per share(4)    (0.07)       (0.18)       (0.51)       (0.13)        0.09

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                            1997(1)(2)   1996(3)     1995      1994       1993
                            ----------   -------     ----      ----       ----

Cash, cash equivalents &
 short-term investments      $ 2,465    $ 3,917    $ 2,278    $ 6,602    $ 8,144
Working capital               20,313     18,444     12,564     16,825     17,132
Total assets                  47,306     44,469     23,582     27,321     29,301
Capital leases (excluding
 current portion)                274        202         15         27         26
Other long term debt           2,970         --         --         --         --
Shareholders' equity          28,117     27,175     17,326     20,901     21,234

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                         THREE MONTHS ENDED
                                                         ------------------

                                        MAR. 31,   JUN. 30,(1)  SEP. 30,(1)(3)   DEC. 31,(1)(2)(3)
                                        --------   -----------  --------------   -----------------
1997
----
Net revenues                           $ 15,763     $ 15,207       $ 15,704          $ 14,675
Gross Margin                              7,076        7,029          7,600             3,365
Net income (loss)                           881          756            901            (3,381)
Basic net income (loss) per share(4)       0.07         0.06           0.07             (0.27)
Diluted net income (loss) per share(4)     0.07         0.06           0.07             (0.27)
1996
----
Net revenues                           $  7,722     $  8,481       $ 10,561          $ 16,080
Gross Margin                              3,870        4,193          5,335             7,564
Net income  (loss)                          137          251         (2,811)              731
Basic net income (loss) per share(4)       0.02         0.04          (0.32)             0.06
Diluted net income (loss) per share(4)     0.02         0.03          (0.32)             0.06

(1) The Company closed the acquisition of a 52% equity ownership of NWL Laser-Technologie GmbH on June 13, 1997.
(2) The Company recorded $3 million inventory provision in the quarter ended December 31, 1997.
(3) The Company closed the acquisition of Heraeus Surgical, Inc. on August 30, 1996.
(4) The net income (loss) per share amounts prior to December 1997 have been restated as required to comply with Statement of Accounting Standards Number 128. Earnings Per Share (See Note 1 in Notes to the Consolidated Financial Statements.)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from the Company's consolidated statement of operations, expressed as a percentage of net revenues:


                                                     1997      1996       1995
--------------------------------------------------------------------------------

Net revenues                                        100.0%     100.0%     100.0%
Cost of sales                                        59.1       51.1       49.1
                                                    -----      -----      -----
Gross margin                                         40.9       48.9       50.9
Operating expenses:
 Research and development                             5.5        6.0       12.7
 Purchased in-process research & development           --        5.5         --
 Selling, general and administrative                 36.3       39.1       50.9
 Other non-recurring charges related to
  the acquisition of Heraeus Surgical, Inc.            --        2.0         --
                                                    -----      -----      -----
                                                     41.8       52.6       63.6

Operating loss                                        (.9)      (3.7)     (12.7)

Interest and other income, net                         .3         .1         .9
                                                    -----      -----      -----
Loss before income taxes and minority interest        (.6)      (3.6)     (11.8)

Provision for income taxes                             .6         .4         --
                                                    -----      -----      -----

Loss before minority interest                        (1.2)      (4.0)     (11.8)

Minority interest                                      .2         --         --
                                                    -----      -----      -----
Net loss                                             (1.4)%     (4.0)%    (11.8)%
                                                    =====      =====      =====

The Company sells its products to hospitals, outpatient surgery centers, pay per use providers and individual physicians in the United States, Europe, the Middle East and the Pacific Rim. The Company's sales in the U.S. are through its own direct sales force. The Company's export sales, are generated by its wholly and majority owned subsidiaries in the United Kingdom, France and Germany and by independent distributors in the rest of the world. Export sales are denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world.

1997 RESULTS COMPARED TO 1996.

During 1997, the Company's revenues increased approximately $18.5 million or 43% from 1996. The majority of the increase was due to a full year of revenues from sales of products and services acquired in the HSI acquisition that closed August 1996. These revenues accounted for approximately $15.5 million and $3.4 million, respectively in 1997 compared to approximately $5.7 million and $1.3 million, respectively in 1996. In addition, the Company recorded approximately $4.5 million in revenues from sales of products and $0.4 million in revenues from sales of services acquired in the acquisition of the majority interest in NWL in June 1997.

During 1997, the Company's revenues from the sales of capital equipment increased 72% and were $38.6 million or 63% of total net revenues compared to $22.4 million or 52% of total net revenues in 1996. Approximately $9.5 million of the increase was from a complete year of sales of capital equipment products acquired in the HSI acquisition while the NWL acquisition added approximately $4.1 million of such revenues. The remainder of the increase is attributed to higher unit sales, at lower unit prices, of the Company's Aura office laser. The Company believes that the continuing trend toward reduced health care costs in the United States continues to impact negatively laser procurement by its hospital customers in the United States. Consequently, the Company expects that its revenue mix trends in the U.S. market will continue to shift toward lower priced office lasers.

The Company's net revenues from shipments of disposable supplies and instrumentation were 2% higher in 1997 than in 1996 and were approximately $14.7 million or 24% of total revenues in 1997 compared to approximately $14.5 million or 34% in 1996. The net increase in absolute dollars reflects incremental revenues resulting from the acquisitions of HSI and NWL and increased shipments of accessories used in aesthetic procedures offset by lower shipments of its side-firing devices for laser prostate surgeries. The decline in proportion of total net revenues is primarily attributable to increased capital equipment shipments in 1997. The Company expects that revenues from the sales of instrumentation and disposable supplies will depend on the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use these products.

The Company's net service revenues during 1997 were 35% higher than in 1996. These revenues were $8.1 million or 13% of total net revenues in 1997 compared to $6.0 million or 14% of total net revenues in 1996. The increase in absolute dollars reflects higher international service revenues in addition to incremental revenues resulting from the acquisitions of HSI and NWL. The decrease in proportion of total net revenues is principally due to the increased capital equipment shipments in 1997.

The Company believes that continued acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery, is important to its business. In addition, the adoption of photodynamic therapy by medical practitioners also will be important. The Company continues to invest in the development of new products for emerging surgical applications while educating surgeons in the U.S. and internationally to encourage the adoption of such new applications. Through the acquisition of HSI, the Company expanded its product offering to include non-laser operating room equipment. The acceptance of this equipment by hospitals will be critical to the success of this product line. Finally, penetration of the international market, although increasing, has been limited and the Company continues to view expansion of international sales as important to the Company's success. International revenues accounted for approximately 33% and 26% of total revenues in 1997 and 1996, respectively.

The Company's product gross margin as a percentage of net revenues in 1997 was 44%, compared to 51% in 1996. The reduction reflects $3.0 million in charges recorded to provide for inventory that the Company considered to be potentially excessive in light of planned new product introductions in 1998 and lower than expected fourth quarter 1997 orders and shipments. Without these charges, the Company's product gross margin as a percentage of net revenues would have been 49% in 1997. In addition, a higher proportion of the Company's revenues in 1997 came from sales to independent, international distributors than in 1996. These revenues generally generate lower gross margins than sales through its direct sales force. Finally, the Company acts as a distributor of certain product lines that are manufactured by other companies. Revenues from sales of these products generally generate lower gross margins than products manufactured by the Company. The Company expects that product gross margin as a percentage of sales may vary from quarter to quarter during 1998 as it continues to balance production volumes and inventory levels with product demand, and as product and distribution mix varies.

Gross margin from service activities as a percentage of net service revenues was 23% in 1997, compared to 34% in 1996. The decline reflects further price erosion due to restructuring of the Company's contract programs in response to competitive market conditions together with inefficiencies in performing service activities supporting the Company's non-laser products. The Company expects that these factors will continue and will result in gross margin as a percentage of net revenues from service activities remaining at or below 1997 levels for at least the next several quarters.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1997, amounts spent on research and development increased 33% from amounts spent in 1996 due to a combination of increased spending in product development and incremental research and development spending by NWL. The Company expects to increase amounts spent in research and development during 1998.

Selling, general and administrative expenses increased 33% in 1997. The increase primarily results from new personnel acquired by the Company in the HSI and NWL acquisitions. The Company expects selling, general and administrative expenses remain at similarly high levels during 1998 as the Company continues to invest in international expansion, marketing programs and educational support.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI. These charges consisted of a $2.4 million charge to write off purchased in-process research and development that arose from the acquisition and $0.9 million to write off certain assets which became redundant because of the acquisition.

In 1997, the Company recorded a $370,000 income tax provision primarily attributable to the post-acquisition profits of NWL as well as other foreign income and withholding taxes and federal and state minimum taxes. During 1996, the Company recorded a $152,000 income tax provision due to the non- deductible charge for in-process research and development offset by the benefit of net operating loss carryforwards.

Minority interest in 1997 resulted from the minority ownership participation in NWL's post acquisition net income.

1996 RESULTS COMPARED TO 1995

During 1996, the Company's revenues increased 42% from 1995. This increase was primarily the result of higher capital equipment revenues and revenues from sales of products and services acquired in the HSI acquisition, which accounted for approximately $5.7 million and $1.3 million, respectively.

During 1996, the Company's revenues from the sales of capital equipment increased 123% and represented 52% of total net revenues compared to 33% of total net revenues in 1995. This was due to higher unit shipments of lasers and lower average selling prices in 1996 than in 1995. The higher unit sales were principally of the Company's Aura office laser system that has a lower average selling price than those of the Company's hospital-based systems. In addition, approximately $4.6 million of the increase was from sales of capital equipment products acquired in the HSI acquisition

The Company's net revenues from shipments of its disposable supplies and instrumentation were 3% lower in 1996 than in 1995. Revenues from sales of these products represented approximately 34% of total revenues in 1996 compared to approximately 50% in 1995. The Company believes that the decline in proportion of total net revenues is primarily attributable to increased shipments of its Aura laser systems and increased shipments of lasers internationally. The Company believes that the reduction in absolute dollar revenues was due primarily to lower shipments of its side-firing devices due to fewer laser prostate surgeries during this period than in 1995, partially offset by increased shipments of scanning devices sold as accessories to the Aura office laser system.

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

International revenues accounted for approximately 26% and 23% of total revenues in 1996 and 1995, respectively.

The Company's product gross margin as a percentage of net revenues in 1996 was 51%, compared to 54% in 1995. The reduction is due principally to a product mix shift from higher margin disposable supplies to lower margin capital equipment. In addition, a higher proportion of the Company's revenues in 1996 came from sales to independent, international distributors than in 1995.

Gross margin from service activities as a percentage of net service revenues was 34% in 1996, compared to 37% in 1995. The decrease reflects price erosion due to restructuring of the Company's contract programs in response to competitive pressures and reduced customer acceptance of service contracts.

In 1996, research and development expenses decreased 33% from amounts spent in 1995 due principally to lower expenses incurred in the development of the Company's Aura laser system. During 1995, the Company deployed significant resources to bring its Aura laser system to market in approximately nine months. As a percentage of revenues, research and development spending was 6% in 1996 compared to 13% in 1995.

Selling, general and administrative expenses as a percentage of net revenues were 39% in 1996 compared to 51% in 1995. In absolute dollars, these expenses increased $1.4 million during 1996. The decrease as a percentage of net revenues is due to higher net revenues in 1996 than in 1995. The increase in absolute dollars is primarily due to higher expenses resulting from personnel who joined the Company from HSI after the acquisition.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI. These charges consisted of a $2.4 million charge to write off purchased in-process research and development that arose from the acquisition and $0.9 million to write off certain assets which became redundant because of the acquisition.

During 1996, the Company recorded a $152,000 income tax provision due to the non-deductible charge for in-process research and development offset by the benefit of net operating loss carryforwards. In 1995, the Company recorded no income tax provision due to the net loss incurred during the period.

FINANCIAL REVIEW - LIQUIDITY AND CAPITAL RESOURCES

Total assets and liabilities as of December 31, 1997 were $47.3 million and $19.2 million respectively, compared to assets and liabilities of $44.5 million and $17.3 million at December 31, 1996. Working capital increased $1.9 million from $18.4 million at December 31, 1996 to $20.3 million at December 31, 1997. Cash and cash equivalents decreased $1.4 million from $3.9 million at December 31, 1996 to $2.5 million at December 31, 1997. The increase to working capital was primarily the result of the NWL acquisition which added approximately $1.4 million to working capital as of the acquisition date.

Cash used by operating activities was the combined result of a net loss of $0.8 million, reductions in accounts payable and accrued compensation of $4.4 million and $1.2 million, and an increase to inventory (before non-cash charges and without giving effect to the inventory acquired in the acquisition of NWL) of $0.8 million. These uses were partially offset by non-cash inventory charges of $3.0 million, depreciation of $0.8 million and amortization of $0.8 million.

Cash used by investing activities primarily consisted of capital expenditures of $1.6 million and investments in NWL of $1.0 million.

Cash provided by financing activities primarily consisted of $2.1 million from sales of stock under the Company's stock plans and net increases in bank loans of $1.7 million.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1998. At December 31, 1997, the collateral provisions of the line allowed for approximately $4.1 million in borrowings and $2.6 million in borrowings were outstanding ($2.6 million outstanding at March 20, 1998). The loss the Company reported for the quarter ended December 31, 1997 breached the profitability and minimum net worth covenants of the loan agreement. However, in March 1998, the bank waived these violations. In addition, NWL has in place various revolving bank lines totaling approximately $3.0 million that expire in 1999 and under which $2.0 million in borrowings were outstanding at December 31, 1997 ($2.5 million at March 20, 1998). At December 31, 1997 NWL had covenant violations for one of its bank lines for $0.5 million classified as current on the Balance Sheet. NWL currently expects to renegotiate the terms of this line, however there can be no assurance NWL will be able to accomplish this in a timely manner, on acceptable terms, or at all.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors. As a result of the acquisitions of HSI and NWL, the Company's Balance Sheet liquidity ratios changed and the Company's ability to generate cash will be partially dependent on management's ability to manage effectively non-cash assets such as inventory and accounts receivable. At December 31, 1997, the Company's inventories consisted of $18.7 million (reflecting the $3.0 million inventory provision described below) and were comprised of $13.1 million of sub-assemblies and purchases parts and $5.6 million of finished goods. This represents a 7% increase from the prior year period in which the Company's inventories consisted of $17.4 million comprised of $12.0 million of sub-assemblies and purchased parts and $5.4 million of finished goods. During the quarter ended December 31, 1997 the Company recorded $3.0 million in charges to provide for inventory that the Company considered to be potentially excessive in light of planned new product introductions in 1998 and lower than expected fourth quarter 1997 orders and shipments. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for further valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company financed the HSI and NWL acquisitions using its existing cash resources. While the Company believes its remaining cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing either through its bank lines of credit or otherwise will be required for the Company's currently envisioned long term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

YEAR 2000

The Company has developed a plan to modify its information technology to recognize the year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and to cost approximately $250,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company currently does not expect this project to have a significant effect on operations and continues to implement systems with strategic value though some projects may be delayed due to resource constraints.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Laserscope at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 "Selected Financial Data" and Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

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

The names of the Company's directors, and certain information about them as of December 31, 1997, are set forth below:

Name                          Age   Position
------------------------      ---   ---------------------------------------

Benjamin L. Holmes             63   Chairman of the Board and Directors
David Cohen                    45   Director
Klaus Goffloo                  51   Director
Thomas Ihlenfeldt              50   Director
E. Walter Lange                65   Director
Robert V. McCormick            52   President, Chief Executive Officer and
                                    Director
Rodney Perkins, M.D.           61   Director
Robert J. Pressley Ph.D.       65   Director

-----------------

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

Klaus Goffloo has served as a Director of the Company since August 30, 1996. He served as general manager of the Electrical Heating and Air Conditioning group of Siemens AG from 1986 until 1992 and since that time has served as Chairman of Heraeus Med and as a member of the Board of Directors of Hereaus Holding GmbH.

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

Rodney Perkins, M.D. is a co-founder of the Company and has been a Director since its founding. Dr. Perkins also served as Chairman of the Board of Directors from its founding until June 1995 and Chief Executive Officer from February to May 1987, and from October 1991 to July 1992. He also served as the President of the Company from October to December 1991. Dr. Perkins, a specialist in otologic surgery, is President of the California Ear Institute at Stanford and has been in private practice since 1968. He is a Clinical Professor of Surgery at Stanford University School of Medicine, and is the founder and President of Project HEAR a non-profit medical institute for ear research and education. Dr. Perkins is a founder of Collagen Corporation, a biomaterials company. Dr. Perkins is also a founder and the Chairman of the Board of Directors of ReSound Corporation, a hearing health care company. He also serves on the board of directors of NovaCept and Pulmonix.

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

ITEM 11.  EXECUTIVE COMPENSATION



                       COMPENSATION OF EXECUTIVE OFFICERS
                           SUMMARY COMPENSATION TABLE

       The following table shows the compensation received by the Company's Chief Executive Officer, the five other most highly compensated executive officers of the Company for 1997 who were serving as executive officers at December 31, 1997, and the compensation received by each such individual for the Company's two prior years.


                                                                    LONG-TERM
                                                                   COMPENSATION
                                                                      AWARDS
                                                                   ------------
                                                                   OPTION/SARS
                                         ANNUAL COMPENSATION         (SHARES)       ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR    SALARY(1)      BONUS(2)(3)      (4)(5)     COMPENSATION(6)
---------------------------   ----    ---------      -----------   ------------  ---------------
Robert V. McCormick           1997    $276,614              --        30,000        $ 21,021
  President and Chief         1996    $263,455        $129,486        40,000        $ 15,706
  Executive Officer           1995    $248,060              --       165,000        $ 18,186

Thomas B. Boyd                1997    $179,928              --        30,000        $ 17,320
  Senior Vice President of    1996    $171,350        $ 51,749        40,000        $ 13,232
  Operations and              1995    $168,324(7)           --        45,000        $ 13,219
  International

Roy Fiebiger                  1997    $174,000              --            --        $ 17,141
  Senior Vice President of    1996    $158,292        $ 47,888        40,000        $ 10,199
  Marketing, and Strategic    1995    $ 48,557(8)     $ 10,000        65,000        $  1,869
  Development

Kevin Candio                  1997    $115,759        $ 21,748        60,000        $  7,082
  Vice President of Sales     1996    $104,190        $146,186        10,000        $  7,235
  and Service                 1995    $ 83,376        $ 22,758         5,000        $  6,498

Dennis LaLumandiere           1997    $140,000              --        30,000        $ 12,862
  Vice President of           1996    $124,426        $ 37,580        40,000        $  9,543
  Finance, Chief Financial    1995    $119,690              --        40,000        $  3,279
  Officer and Assistant
  Secretary

Eric M. Reuter                1997    $147,500(10)          --        50,000        $ 13,632
  Vice President of           1996    $104,114(11)    $ 10,519        50,000        $  2,462
  Research and Development    1995          --              --            --              --


--------------------

(1)  Includes amounts deferred under the Company's 401(k) plan.

(2) Includes bonuses earned in the indicated fiscal year and paid in the subsequent fiscal year. Excludes bonuses paid in the indicated fiscal year but earned in the preceding fiscal year.

(3) Executive officers are entitled to discretionary bonuses based on individual and corporate performance. These bonuses are determined by the Board of Directors based on the recommendation of the Human Resources Committee. Mr. Candio's bonuses consisted of sales commissions.

(4) The options listed with respect to 1995 long-term compensation awards include options granted upon the repricing of previously granted options. Options to purchase the following number of shares granted to the following persons in 1995 were canceled as a result of their repricing on November 30, 1995: Mr. McCormick -- 97,500; Mr. LaLumandiere -- 12,188. Such canceled options have not been included with respect to 1995 long-term compensations award. The repriced options retain the same term and vesting schedule as those options which were replaced.

(5) All options granted in 1995, 1996 and 1997 to new employees and officers of the Company have 5-year terms and become exercisable cumulatively at the rate of 12.5% of the total six months after the vesting commencement date (first date of employment for new employees and date of grant for officers), and 1/48 of the shares subject to the option in equal monthly installments thereafter. All options granted in 1995, 1996 and 1997 to existing employees also have 5-year terms but become exercisable cumulatively at the rate of 1/48 of the shares subject to the option in equal monthly installments following their respective grant date. All unvested options are subject to earlier termination in the event of the termination of the participant's relationship with the Company. All options were granted at market value on the date of grant. In the event that certain change in control events were to occur, the options would be assumed or equivalent options substituted by a successor corporation, unless the Board of Directors determined that the options should become immediately exercisable. The exercise price may be paid, subject to certain conditions, by delivery of already owned shares or with the proceeds from the sale of the option shares. In addition, the Management Continuity Agreements entered into between the Company and each of its executive officers may affect the vesting and manner of exercise of options granted by the Company to these individuals. See "Transactions with Management and Others."

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

(10) Includes $12,000 mortgage allowance paid to Mr. Reuter in connection with the relocation of his principal residence to the San Jose metropolitan area.

(11) Includes salary paid to Mr. Reuter during the period beginning on the commencement of his employment on August 22, 1996 and ending on December 31, 1996 and $70,614 paid to Mr. Reuter in connection with the relocation of his principal residence to the San Jose metropolitan area.

                           STOCK OPTION GRANTS IN 1997


The following table sets forth information for the named executive officers with respect to grants of options to purchase Common Stock of the Company made in 1997 and the value of all options held by such executive officers on December 31, 1997.


                                                                                     POTENTIAL
                            INDIVIDUAL GRANTS                                        REALIZABLE
                            -----------------                                     VALUE AT ASSUMED
                                      % OF TOTAL                                  ANNUAL RATES OF
                                       OPTIONS                                          STOCK
                                      GRANTED TO                                PRICE APPRECIATION
                          OPTIONS      EMPLOYEES   EXERCISE OR                           FOR
                          GRANTED      IN FISCAL    BASE PRICE   EXPIRATION         OPTION TERM (3)
NAME                    (SHARES)(1)     YEAR(2)    (PER SHARE)      DATE            5%           10%
----                    -----------   ----------   -----------   ----------     --------      --------

Robert V. McCormick      30,000(4)        4.2%       $ 4.63       12/19/02      $ 38,300      $ 84,700
Thomas B. Boyd           30,000(4)        4.2%       $ 4.63       12/19/02      $ 38,300      $ 84,700
Roy Fiebiger                 --            --           --           --               --            --
Kevin Candio             10,000(5)        1.4%       $ 7.50       2/14/02       $ 20,700      $ 45,800
                         50,000(4)        7.0%       $ 4.63       12/19/02      $ 63,900      $141,200
Dennis LaLumandiere      30,000(4)        4.2%       $ 4.63       12/19/02      $ 38,300      $ 84,700
Eric M. Reuter           50,000(4)        7.0%       $ 4.63       12/19/02      $ 63,900      $141,200

---------------------

(1) For a description of the material terms of the options, see footnote 5 of the Summary Compensation Table.

(2) The Company granted options to employees for an aggregate of 715,600 shares of Common Stock during 1997.

(3) Gains are reported net of the option exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on future performance of the Company's Common Stock, as well as the optionee's continued employment through the vesting period.

(4)  Options listed were granted on December 19, 1997.

(5)  Options listed were granted on February 14, 1997.

                       AGGREGATED OPTION EXERCISES IN 1997
                           AND YEAR-END OPTION VALUES

     The following table sets forth information for the named executive officers with respect to exercises in 1997 of options to purchase Common Stock of the Company.

                                                   NUMBER OF
                                                  UNEXERCISED        VALUE OF UNEXERCISED
                                                   OPTIONS AT       IN-THE-MONEY OPTIONS(1)
                           SHARES                   12/31/97:             AT 12/31/97:
                          ACQUIRED                  ---------       -----------------------
                             ON        VALUE      (EXERCISABLE/         (EXERCISABLE/
NAME                      EXERCISE   REALIZED     UNEXERCISABLE)        UNEXERCISABLE)
----                      --------   --------     --------------        --------------

Robert V. McCormick       150,000    $341,100    265,182 /109,818    $243,200 / $164,900

Thomas B. Boyd                 --          --     97,708 / 82,292    $ 73,200 / $ 80,000

Roy Fiebiger                   --          --     41,145 / 63,855    $ 78,100 / $125,000

Kevin Candio                2,000    $  5,600     37,249 / 65,751    $ 39,700 / $ 10,900

Dennis LaLumandiere            --          --     76,937 / 71,563    $ 70,400 / $ 64,600

Eric M. Reuter                 --          --     16,166 / 83,334          -- /       --

-----------

(1) Based on the closing price of the Company's Common Stock as reported on the NASDAQ National Market System on December 31, 1997 of $4.50 per share.

         HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There are currently no employee directors serving on the Human Resources Committee of the Board of Directors. The following non-employee directors serve on the Company's Human Resources Committee: Rodney Perkins, M.D., Robert J. Pressley, Ph.D., David Cohen.

Dr. Perkins purchased an aggregate of 16,667 shares of the Company's Common Stock in September 1989 under the Company's 1984 Stock Purchase plan at an aggregate price of $75,002. Dr. Perkins purchased such shares through promissory notes in favor of the Company bearing interest at the annual rate 9% and secured by the shares purchased. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79%. At December 31, 1997, Dr. Perkins owed an aggregate of $144,155 under such notes, the largest amount of indebtedness owed by him to the Company at any time during 1997.

Dr. Perkins is also Chairman of the Board of Directors and a member of the Board of Directors' Human Resources Committee of ReSound Corporation, a publicly traded hearing health care company. The Company and ReSound Corporation have not conducted any business with each other in the past and the Company does not presently anticipate doing so in the future.

Dr. Pressley purchased an aggregate of 16,667 shares of the Company's Common Stock in September 1989 under the Company's 1984 Stock Purchase plan at an aggregate price of $75,002. Dr. Pressley purchased such shares through promissory notes in favor or the Company bearing interest at an annual rate 9% and secured by the shares purchased. During 1995 the principal and accrued interest on these notes were refinanced and the notes now carry annual interest rates of 5.79% At December 31, 1997, Dr. Pressley owed an aggregate of $144,361 under such notes, the largest amount of indebtedness owed by him to the Company at any time.

Mr. Cohen's firm served as counsel to Heraeus Med and HSI in connection with the Company's acquisition of HSI (the "HSI Acquisition"). In accordance with the Company's acquisition agreement ("Heraeus Agreement") dated April 23, 1996 with Heraeus Med pursuant to which the Company acquired HSI, the Company appointed three designees of Heraeus Med (the "Heraeus Directors") to the Company's Board of Directors. The Heraeus Agreement as amended, provides that upon the death, resignation or removal of any member of the Board, or the declaring by the Board of any vacancy on the Board pursuant to the Company's Bylaws, the Company is required to promptly amend its Bylaws to set the exact number of directors at seven. In addition, the agreement requires the Company to use its best efforts to have three nominees of Heraeus Med elected to the Board of Directors for so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, two nominees of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock and one nominee of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 600,000 shares of Company Common Stock. Under the agreement, the Company may not, without the prior consent of Heraeus Med, increase, or ask Company shareholders to increase, the number of directors beyond eight or, once reduced to seven in accordance with the agreement, beyond seven. Messrs. Cohen, Goffloo and Ihlenfeldt are the initial Heraeus Directors and were appointed to the Company's Board of Directors on August

30, 1996. Under the Heraeus Agreement, the Company and Heraeus Med have certain continuing obligations to each other. These obligations include: reciprocal indemnification obligations in connection with the HSI Acquisition; Heraeus Med's obligation not to develop, manufacture, service or sell hospital or physician office-based laser surgical systems or accessories prior to August 30, 2003; and the Company's obligation not to develop, manufacture, service or sell products outside the United States based on mounting device technology licensed to the Company prior to August 30, 2006. In addition, the Company is obligated to register the Common Stock issued to Heraeus Med (the "Heraeus Shares") as partial consideration for HSI. The Company has also agreed to pay all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any registration in connection with any such registration. The Company and Heraeus Med have agreed to customary reciprocal indemnification obligations in connection with any such registration.

The Company has entered into a supply relationship with Heraeus Med pursuant to which Heraeus Med has agreed to supply the Company certain products for resale and for use in the Company's production process. During 1997, the Company purchased approximately $2,161,000 of such products pursuant to the Heraeus Med supply arrangement.

                            COMPENSATION OF DIRECTORS

Non-employee members of the Board of Directors (other than the Heraeus Directors) receive a retainer of $2,000 per quarter and $500 per meeting of the Board of Directors attended. In addition, non-employee members (other than the Heraeus Directors) of the Board of Directors receive options to purchase shares of the Company's Common Stock pursuant to its 1990 Directors' Stock Option Plan (the "1990 Directors' Option Plan") and 1995 Directors Stock Option Plan (the "1995 Directors' Option Plan"). Pursuant to the Heraeus Agreement the Company appointed three designees of Heraeus Med to the Company's Board of Directors. For so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, the Company has agreed to use its best efforts to have three nominees of Heraeus Med elected to the Board of Directors; for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock, the Company has agreed to use its best efforts to have at least two nominees of Heraeus Med elected to the Board of Directors; and for so long as Heraeus Med owns at least 600,000 shares of Common Stock, the Company has agreed to use its best efforts to have one nominee of Heraeus Med elected to the Board. Pursuant to the Heraeus Agreement, the Company has agreed to reimburse Heraeus Med for the reasonable expenses of the Heraeus Directors in attending board meetings and fulfilling their duties as directors, up to a maximum of $25,000 per year, in aggregate.

The 1990 Directors' Option Plan, which has been terminated by the Board of Directors with respect to the grant of any future options, provided for the grant of nonstatutory options to non-employee directors of the Company at an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. Under the 1990 Directors' Option Plan, persons who were non-employee directors as of October 18, 1991 as well as persons who have joined the Board since that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, have been granted an option to purchase 45,000 shares of the Company's Common Stock. Options issued pursuant to this plan vest and become exercisable over three years with respect to each optionee who remains a director and expire five years after the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of March 15, 1998 as to (i) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the executive officers named in the Summary Compensation Table beginning on page 31, and (iv) all directors and executive officers as a group.

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
                                                                 (1)
                                                                     PERCENT OF
                                                         NUMBER(2)      TOTAL
                                                         ---------      -----

Heraeus Med GmbH ...................................    4,338,345        35.1%
Thomas B. Boyd......................................      116,513           *
Kevin Candio........................................       68,440           *
Roy Fiebiger........................................       54,479           *
Benjamin L. Holmes..................................       71,041           *
Dennis LaLumandiere.................................       86,808           *
E. Walter Lange.....................................       41,250           *
Robert V. McCormick.................................      376,840        3.0%
Rodney Perkins, M.D. ...............................      162,717        1.3%
Robert J. Pressley, Ph.D. ..........................       57,266           *
Eric M. Reuter......................................       20,533           *
All directors and executive officers as a group
 (11 persons)(3)....................................    5,394,232       40.9%

------------------

*    Less than 1%.

(1) The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other footnotes to this table.

(2) Includes with respect to each named person the following shares subject to options exercisable within 60 days of March 15, 1998: Mr. Boyd -- 111,562; Mr. Candio -- 36,665; Mr. Fiebiger -- 53,229; Mr. Holmes -- 68,541; Mr.
     LaLumandiere -- 82,499; Mr. Lange -- 36,250; Mr. McCormick -- 268,410; Dr. Perkins -- 96,250; Dr. Pressley -- 36,250; Mr. Reuter -- 20,333.

(3) Messrs. Cohen, Goffloo and Ihlenfeldt are affiliated with Heraeus Med and may be deemed to exercise beneficial ownership of the shares of Laserscope Common Stock owned by Heraeus Med. Messrs. Cohen, Goffloo and Ihlenfeldt disclaim beneficial ownership of the shares of Laserscope Common Stock held by Heraeus Med.

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

                                                                      INDEBTEDNESS
                                                                     TO THE COMPANY
                                         TOTAL SHARES     AGGREGATE      AS OF
PURCHASER                                  PURCHASED        PRICE    12/31/97 (1)(2)
---------                                ------------     ---------  ---------------

Rodney Perkins, M.D. ...............         16,667       $ 75,001       $144,155
Robert J. Pressley, Ph.D. ..........         16,666       $ 74,997       $144,361

(1) In all cases, the amount shown was also the largest amount of indebtedness owed to the Company at any time during 1997.

(2) Payment in the form of promissory notes in the above transactions was approved in each case by a majority of the disinterested directors of the Company and such sales were made pursuant to the Company's 1984 Stock Purchase Plan, which was approved by the shareholders of the Company.

During 1997, Mr. Holmes received $25,000 in compensation from the Company for consulting services to the Company beyond his duties as Chairman of the Board of Directors.

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

The Company has entered into a supplier relationship with Heraeus Med pursuant to which Heraeus Med has agreed to supply the Company certain products for resale and for use in the Company' production process. During 1997, the Company purchased approximately $2,161,000 of such products pursuant to the Heraeus Med supply arrangement.

Under the Heraeus Agreement, the Company and Heraeus Med have certain continuing obligations to each other. These obligations include: reciprocal indemnification obligations in connection with the HSI Acquisition; Heraeus Med's obligation not to develop, manufacture, service or sell hospital or physician office-based laser surgical systems or accessories prior to August 30, 2003; the Company's obligation (subject to certain limitations described below) to use its best efforts to have a specified number of Heraeus Med designees elected to the Company's Board of Directors; and the Company's obligation not to develop, manufacture, service or sell products outside the United States based on mounting device technology licensed to the Company prior to August 30, 2006. In addition, the Company is obligated to register the Heraeus Shares issued to Heraeus Med as partial consideration for the acquisition of HSI and has agreed to pay all registration, qualification and filing fees, printing expenses, escrow fees, fees and disbursements of counsel for the Company, blue sky fees and expenses and the expense of any special audits incident to or required by any registration in connection with any such registration. The Company and Heraeus Med have agreed to customary reciprocal indemnification obligations in connection with any such registration.

The Heraeus Agreement as amended, provides that upon the death, resignation or removal of any member of the Board, or the declaring by the Board of any vacancy on the Board pursuant to the Company's Bylaws, the Company is required to promptly amend its Bylaws to set the exact number of directors at seven. In addition, the agreement requires the Company to use its best efforts to have three nominees of Heraeus Med elected to the Board of Directors for so long as Heraeus Med owns at least 3.3 million shares of Company Common Stock, two nominees of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 1.6 million shares of Company Common Stock and one nominee of Heraeus Med elected to the Board for so long as Heraeus Med owns at least 600,000 shares of Company Common Stock. Under the agreement, the Company may not, without the prior consent of Heraeus Med, increase, of ask Company shareholders to increase, the number of directors beyond eight or, once reduced to seven in accordance with the agreement, beyond seven. Messrs. Cohen, Goffloo and Ihlenfeldt are the initial Heraeus Directors and were appointed to the Company's Board of Directors on August 30, 1996. Mr. Goffloo is Chairman of Heraeus Med and is a member of the Board of Directors of Heraeus Holding GmbH., Heraeus Med's parent company. Mr. Ihlenfeldt is Managing Director of Heraeus Med. From 1990 through 1995 Mr. Ihlenfeldt served as President and Chief Executive Officer of Heraeus Surgical, Inc. Mr. Cohen's firm served as counsel to Heraeus Med and HSI in connection with the Company's acquisition of HSI.

PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

                                                                        Page
                                                                        ----

      Report of Ernst & Young LLP,  Independent Auditors.                F-1

      Consolidated Balance Sheets at December 31, 1997 and 1996.         F-2

      Consolidated Statements of Operations
      - Years ended December 31, 1997, 1996 and 1995.                    F-3


      Consolidated Statements of Cash Flows
      - Years ended December 31, 1997, 1996 and 1995.                    F-4

      Consolidated Statements of Shareholders'  Equity
       - Years ended December 31, 1997, 1996 and 1995.                   F-5

       Notes to Consolidated Financial Statements.                  F-6 through F-18

    (2) The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 is submitted herewith:

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

    (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number               Description
------               -----------

2.1         Acquisition Agreement between Laserscope and Heraeus Med GmbH.(12)

2.1A Amendment Number One to Acquistion Agreement between Laserscope and Heraeus Med GmbH. (14)

3.3         Seventh Amended and Restated Articles of Incorporation of
            Registrant.(1)

3.4         By-laws of Registrant, as amended.(4)

4.1 Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(9)

4.1A First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(10)

4.1B Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(11)

10.1A 1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(4)

10.1B 1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.(7)

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

10.4        401(k) Plan.(2)

10.6 Net Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)

10.6A Amendment No. 1 dated January 18, 1990 to Net Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)

10.6B Net Lease Agreement between Registrant and Realtec Properties dated December 14, 1989.(2)

10.6C Net Lease Agreement between Registrant and Realtec Properties dated June 25, 1990.(3)

Exhibit
Number               Description
------               -----------

10.6D Amendment No. 2 dated November 10, 1992 to Net Lease Agreement between Registrant and Realtec Properties dated October 7, 1987.(5)

10.6E Amendment No. 3 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated October 7, 1987.(6)

10.6F Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated June 25, 1990.(6)

10.6G Amendment No. 1 dated April 19, 1994 to Net Lease Agreement between Registrant and Realtec Properties dated December 14, 1989.(7)

10.10       Form of indemnification agreement.(2)

10.11 Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(13)

10.11A Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(14)

10.11B Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(14)

10.13       1990 Directors' Stock Option Plan and form of Option Agreement.(4)

10.14       Form of Laserscope Management Continuity Agreement, as amended.(7)

10.18       1995 Directors' Stock Option Plan and form of Option agreement.(8)

22.1        Subsidiaries of Registrant, as amended.(14)

23.1        Consent of Ernst & Young LLP, Independent Auditors (see page
            47).(14)

25.1        Power of Attorney (see pages 48 through 49).(14)

27.1        Financial Data Schedule.(15)

Reports on Form 8-K:

    Not applicable


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

(9) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed November 15, 1991.

(10) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(11) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", the Company's Form 8-A/A filed September 4, 1996.

(12) Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(13) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1996.

(14) Filed herewith.

                                  EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-38831, 33-33692, 33-40506 33-53052, 33-53158, 33-63603
33-82524, 333-07089, 333-07101, 333-07103, 333-07095, 333-11787, 333-11795,
333-31213 and 333-31233 pertaining to the 1984 Stock Option Plan, the 1989 Employee Stock Purchase Plan, the 1990 Director's Stock Option Plan, the 1994 Stock Option Plan, the 1995 Directors' Stock Option Plan and the 1995 Replacement Option Plan of Laserscope) of our report dated February 17, 1998, with respect to the consolidated financial statements and schedule of Laserscope included in the Annual Report (Form 10-K) for the year ended December 31, 1997.



                                            /s/Ernst & Young LLP


San Jose, California
March 27, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LASERSCOPE



Date: March 31, 1998                        By: /s/ Robert V. McCormick
                                                -----------------------
                                                Robert V. McCormick
                                                President and Chief
                                                Executive Officer

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


      Signature                         Title                     Date
--------------------------------------------------------------------------------

/s/ Benjamin L. Holmes       Chairman of the Board of         March 31, 1998
-----------------------       Directors
 (Benjamin L. Holmes)


/s/ Robert V. McCormick      President, Chief Executive       March 31, 1998
-----------------------       Officer and Director
   (Robert V. McCormick)

      Signature                         Title                     Date
--------------------------------------------------------------------------------



/s/ Dennis LaLumandiere          Vice President of Finance,       March 27, 1998
------------------------          Chief Financial Officer and
   (Dennis LaLumandiere)          Assistant Secretary
                                  (Principal Financial and
                                   Accounting Officer)


/s/ David Cohen                  Director                         March 27, 1998
------------------------
   (David Cohen)


/s/ Klaus Goffloo                Director                         March 27, 1998
------------------------
    (Klaus Goffloo)


/s/ Thomas Ihlenfeldt            Director                         March 27, 1998
------------------------
    (Thomas Ihlenfeldt)


/s/ E. Walter Lange              Director                         March 27, 1998
------------------------
   (E. Walter Lange)


/s/ Rodney Perkins               Director                         March 27, 1998
------------------------
 (Rodney Perkins, M.D.)


/s/ Robert J. Pressley           Director                         March 27, 1998
------------------------
 (Robert J. Pressley, Ph.D.)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Laserscope

We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                            /s/Ernst & Young LLP


San Jose, California
February 17, 1998

                                   LASERSCOPE
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
(dollars in thousands)                                                  1997        1996
-------------------------------------------------------------------------------------------

ASSETS

Current Assets:
   Cash and cash equivalents                                          $  2,465     $  3,917
   Accounts receivable, net                                             13,960       13,286
   Inventories                                                          18,656       17,407
   Other current assets                                                  1,017          926
                                                                      --------     --------
   Total current assets                                                 36,098       35,536
Property and equipment, net                                              5,183        3,109
Investment in NWL                                                           --        1,681
Developed technology and other intangibles, net                          5,339        3,473
Other assets                                                               686          670
                                                                      --------     --------

Total assets                                                          $ 47,306     $ 44,469
                                                                      ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                   $  6,071     $  9,246
   Accrued compensation                                                  1,710        2,947
   Short-term bank loans                                                 3,107           --
   Warranty                                                              1,321          962
   Deferred revenue                                                      1,580        2,376
   Other accrued liabilities                                             1,879        1,507
   Current obligations under capital leases                                117           54
                                                                      --------     --------
   Total current liabilities                                            15,785       17,092

Long-term liabilities:
   Obligations under capital leases                                        274          202
   Mortgages & other long term loans                                     2,970           --
                                                                      --------     --------
   Total long term liabilities                                           3,244          202

Commitments and contingencies

Minority interest                                                          160           --

Shareholders' equity:
   Common stock 12,347,446 shares outstanding (11,868,171 in 1996)      50,939       48,798
   Accumulated deficit                                                 (21,831)     (20,988)
   Translation adjustments                                                (616)        (260)
   Notes receivable from shareholders                                     (375)        (375)
                                                                      --------     --------
   Total shareholders' equity                                           28,117       27,175
                                                                      --------     --------

Total liabilities and shareholders' equity                            $ 47,306     $ 44,469
                                                                      ========     ========


See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                        Years Ended December 31,

(thousands, except per share amounts)                 1997         1996         1995
--------------------------------------------------------------------------------------
Net revenues:

   Products                                         $ 53,296     $ 36,885     $ 24,974
   Services                                            8,053        5,959        5,159
                                                    --------     --------     --------
                                                      61,349       42,844       30,133
Cost of products and services:

   Products                                           30,085       17,967       11,526
   Services                                            6,194        3,915        3,266
                                                    --------     --------     --------
                                                      36,279       21,882       14,792
                                                    --------     --------     --------

Gross margin                                          25,070       20,962       15,341

Operating expenses:

   Research and development                            3,389        2,555        3,838
   Purchased in-process research and development          --        2,376           --
   Selling, general and administrative                22,250       16,749       15,333
   Other non-recurring charges relating to the
     acquisition of Heraeus Surgical, Inc.                --          872           --
                                                    --------     --------     --------
                                                      25,639       22,552       19,171

Operating loss                                          (569)      (1,590)      (3,830)

Interest and other income                                210           50          278
                                                    --------     --------     --------

Loss before income taxes and minority interest          (359)      (1,540)      (3,552)

Provision for income taxes                               370          152           --
                                                    --------     --------     --------

Loss before minority interest                           (729)      (1,692)      (3,552)

Minority interest                                       (114)          --           --
                                                    --------     --------     --------


Net loss                                            $   (843)    $ (1,692)    $ (3,552)
                                                    ========     ========     ========

Basic and diluted net loss per share                $  (0.07)    $  (0.18)    $  (0.51)
                                                    ========     ========     ========

Shares used in per share calculations                 12,265        9,468        7,019
                                                    ========     ========     ========




See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
(dollars in thousands)                                           1997        1996        1995
------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                    $  (843)    $(1,692)    $(3,552)

    Adjustments to reconcile net loss to cash
     provided (used) by operating activities:
      Inventory charges                                           3,000         500          --
      Depreciation                                                  824         938       1,419
      Amortization of licenses and intangibles                      790         280          --
      Purchased in-process research and development                  --       2,376          --
    Increase (decrease) from changes in:
      Accounts receivable                                            65      (2,622)      2,523
      Inventories                                                  (841)        576      (2,780)
      Other current assets                                          280         (34)        346
      Other assets                                                   --          --         350
      Accounts payable                                           (4,404)      2,923         163
      Accrued compensation                                       (1,237)        441          20
      Warranty                                                      359          86        (201)
      Deferred revenue                                             (796)       (311)       (317)
      Other accrued liabilities                                     372        (115)        182
      Minority interest                                             160          --          --
                                                                -------     -------     -------

    Cash provided (used) by operating activities                 (2,271)      3,346      (1,847)
                                                                -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Maturity of held-to-maturity investments                         --          --       1,998
    Capital expenditures                                         (1,616)       (593)       (762)
    NWL acquisition                                                (960)         --      (1,681)
    Heraeus Surgical acquisition, net of cash received               --      (1,741)         --
    Other                                                          (402)         (9)        (71)
                                                                -------     -------     -------

    Cash used by investing activities                            (2,978)     (2,343)       (516)
                                                                -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Payment on obligations under capital leases                     (39)        (14)        (11)
    Proceeds from the sale of common stock under stock plans      2,141         650          48
    Proceeds from bank loans                                      3,865          --          --
    Repayment of bank loans                                      (2,170)         --          --
                                                                -------     -------     -------

    Cash provided by financing activities                         3,797         636          37
                                                                -------     -------     -------

    Increase (decrease) in cash and cash equivalents             (1,452)      1,639      (2,326)

    Cash and cash equivalents, beginning of year                  3,917       2,278       4,604
                                                                -------     -------     -------

    Cash and cash equivalents, end of year                      $ 2,465     $ 3,917     $ 2,278
                                                                =======     =======     =======

Supplemental cash flow information:

Cash paid for income taxes                                      $   177     $    50     $    41
                                                                =======     =======     =======
Cash paid for interest                                          $   393     $    15     $    31
                                                                =======     =======     =======


See notes to consolidated financial statements

                                   LASERSCOPE
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            Notes          Total
                                                       Accumulated  Translation   Receivable from   Shareholders'
(dollars in thousands)                  Common Stock       Deficit   Adjustments     Shareholders         Equity
-----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1994              $ 37,074       $(15,744)      $   (180)        $   (249)      $ 20,901

Issuance of 76,790 shares
  under stock plans, net
  of repayment and
  refinancing of notes                         174                                           (126)            48

Translation adjustments                                                      (71)                            (71)

Net loss                                                   (3,552)                                        (3,552)
                                          --------       --------       --------         --------       --------

Balance at December 31, 1995                37,248        (19,296)          (251)            (375)        17,326

Issuance of 198,192 shares
  under stock plans                            650                                                           650

Issuance of 4,609,345 shares
  in conjunction with the acquisition
  of Heraeus Surgical, Inc., including
  associated acquisition costs              10,900                                                        10,900

Translation adjustments                                                       (9)                             (9)

Net loss                                                   (1,692)                                        (1,692)
                                          --------       --------       --------         --------       --------

Balance at December 31, 1996                48,798        (20,988)          (260)            (375)        27,175

Issuance of 479,275 shares
  under stock plans                          2,141                                                         2,141

Translation adjustments                                                     (356)                           (356)

Net loss                                                     (843)                                          (843)
                                          --------       --------       --------         --------       --------

Balance at December 31, 1997              $ 50,939       $(21,831)      $   (616)        $   (375)      $ 28,117
                                          ========       ========       ========         ========       ========



See notes to consolidated financial statements

                                   LASERSCOPE
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
The Company primarily operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty countries worldwide to hospitals, outpatient surgery centers and physicians.

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

Cash equivalents and short-term investments
The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

At December 31, 1997 and 1996 the Company's cash equivalents were in the form of institutional money market accounts and totaled $1.3 million and $1.8 million, respectively.

At December 31, 1997 and 1996 the Company had no investments in debt or equity securities.

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

The building is depreciated using the straight line method over an estimated useful life of 25 years. Equipment is depreciated using principally accelerated methods over estimated useful lives of three to seven years. Equipment under capital leases is amortized over the period of the lease. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease.

Inventories
Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

Net loss per share
The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) during the year ended December 31, 1997. Under the requirements of SFAS 128, the Company is required to restate all prior periods and report "Basic" and "Diluted" net income (loss) per share. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options. All per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

Options to purchase 2,428,397, 2,361,731 and 2,272,728 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be antidilutive.

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

Impairment of assets
The Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121) during the year ended December 31, 1996. Such adoption did not have a material impact on the financial statements.

Intangible assets related to the acquisitions
Intangible assets related to the acquisitions of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH included developed technology, distribution and established workforces. These assets are amortized on a straight-line basis over estimated useful lives from five to seven years.

Advertising expense
Advertising is expensed as incurred. Advertising costs were not significant in 1997, 1996 and 1995.

Recently issued accounting standards

Comprehensive income:

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of SFAS 130 will not have a material impact on its consolidated financial statements.

Segment information:

In June 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with SFAS 131.

2.  ACQUISITION OF NWL LASER-TECHNOLOGIE GMBH

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, the Company exercised its option and paid an additional $1 million to increase its equity position to a 52% interest in NWL. The Company expects, and under certain conditions is obligated, to purchase the remainder of NWL for approximately $2.3 million, payable at specified dates over the next three years.

The acquisition of majority interest (the "Acquisition") closed in June 1997 and has been accounted for as a purchase. The purchase price was allocated based on management estimates of the respective fair values of the tangible and intangible assets acquired and the liabilities assumed on the date of acquisition.

The purchase price for the Acquisition was $2.6 million and was allocated as follows:

              Net tangible assets acquired:
                    Accounts receivable, net                          $   739
                    Inventories                                         3,408
                    Property and equipment                              1,108
                    Other assets                                          452
                    Accounts payable and other current liabilities     (3,089)
                    Mortgages and other long term liabilities          (2,522)
                    Minority interest in net tangible assets              (46)
                                                                      -------
                         Total net tangible assets acquired                50
                                                                      =======
              Intangible assets acquired:
                    Developed technology                                1,297
                    Distribution                                          832
                    Workforce                                             462
                                                                      -------
                                                                      $ 2,591
                                                                      =======

To determine the value of the developed technology, the expected future cash flow of each existing product was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. The analysis resulted in a valuation of approximately $1.3 million for completed products, which had reached technological feasibility and therefore was capitalizable. The asset is being amortized on a straight-line basis over a seven year period.

To determine the value of distribution, the expected future cash flow from sales of the Company's non-NWL products into Germany was discounted, taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. The analysis resulted in a valuation of approximately $832,000 million for distribution. The asset is being amortized on a straight-line basis over a seven year period.

The value of the assembled workforce was derived by estimating the costs to replace the existing employees including search costs, interview costs and training costs for each category of employee. The analysis determined a valuation of approximately $462,000 for the assembled workforce. The asset is being amortized on a straight-line basis over a seven year period.

The operating results of NWL from June 13, 1997 through December 31, 1997 have been included in the Company's consolidated results of operations.

The following unaudited pro forma combined results of operations of the Company and NWL for the twelve months ended December 31, 1997 and December 31, 1996 have been prepared assuming that the acquisition, had occurred at the beginning of the period presented. The following pro forma information is not necessarily indicative of the results that would have occurred had the Acquisition been completed at the beginning of the period indicated, nor is it indicative of future operating results:

                                                 Twelve months ended
                                                     December 31,
                                                 1997            1996
(thousands, except per share data):                   (Unaudited)
--------------------------------------------------------------------------------

Net revenues                                  $ 63,087        $ 48,898
Loss from operations                          $   (987)       $ (1,598)
Net loss                                      $ (1,313)       $ (1,690)
Basic and diluted net loss per share          $  (0.11)       $  (0.18)
Shares used in per share calculations           12,265           9,468

3.  ACQUISITION OF HERAEUS SURGICAL, INC.

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

The Company has entered into a supplier relationship with Heraeus Med pursuant to which Heraeus Med has agreed to supply the Company certain products for resale and for use in the Company's production process. During 1997 and 1996 the Company purchased approximately $2.2 million and $0.9 million respectively and had accounts payable to Heraeus Med of approximately $2.2 million and $2.8 million at December 31, 1997 and 1996, respectively.

4.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

(in thousands)                                   1997            1996
--------------------------------------------------------------------------------

Trade accounts receivable                      $ 14,760        $ 13,986
Less:  allowance for doubtful accounts             (800)           (700)
                                               --------        --------

                                               $ 13,960        $ 13,286
                                               ========        ========

5.   INVENTORIES

Inventories at December 31 consisted of:

(in thousands)                                 1997            1996
--------------------------------------------------------------------------------

Sub-assemblies and purchased parts           $13,098         $12,015
Finished goods                                 5,558           5,392
                                             -------         -------

                                             $18,656         $17,407
                                             =======         =======


Inventory at December 31, 1997 reflects a $3.0 million provision to reserve for inventory that the Company considered to be potentially excessive in light of planned new product introductions in 1998 and lower than expected fourth quarter 1997 orders and shipments.

6.   PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

(in thousands)                                       1997          1996
--------------------------------------------------------------------------------

Machinery and equipment                            $  3,589      $  4,967
Land and building                                       907            --
Office equipment and furniture                        7,837         7,448
Leasehold improvements                                3,250         2,229
                                                   --------      --------
                                                     15,583        14,644
Less accumulated depreciation and amortization      (10,400)      (11,535)
                                                   --------      --------
                                                   $  5,183      $  3,109
                                                   ========      ========

7.   DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH at December 31 consisted of:

(in thousands)                                         1997              1996
--------------------------------------------------------------------------------

Heraeus Surgical, Inc.                                $ 3,629           $ 3,629
NWL Laser-Technologie GmbH                              2,591                --
                                                      -------           -------
                                                        6,220             3,629
Less accumulated amortization                            (881)             (156)
                                                      -------           -------
                                                      $ 5,339           $ 3,473
                                                      =======           =======

8.   CREDIT LINES

In November 1997, the Company renewed its agreement with a bank for a $5 million line of credit that provides for short-term borrowings based on certain eligible accounts receivable. The line of credit, which expires in November 1998, is secured by the assets of the Company and bears interest at the bank's prime rate plus three quarters of one percentage point (9.25% at December 31, 1997). Provisions of this agreement prohibit the payment of dividends and the repurchase of stock and require the Company to maintain certain minimum working capital, profitability and net worth levels. At December 31, 1997, the collateral provisions of the line allowed for approximately $4.1 million in borrowings and $2.6 million in borrowings were outstanding. The loss the Company reported for the quarter ended December 31, 1997 breached the profitability and minimum net worth covenants of the loan agreement. However, in March 1998, the bank waived these violations. In addition, NWL has in place various revolving bank lines totaling approximately $3.0 million that expire in 1999 and under which $2.0 million in borrowings were outstanding at December 31, 1997. At December 31, 1997 NWL had covenant violations for one of its bank lines for $0.5 million classified as current on the Balance Sheet. NWL currently expects to renegotiate the terms of this line, however there can be no assurance NWL will be able to accomplish this in a timely manner, on acceptable terms, or at all.

9.  LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

(in thousands)                                   1997         1996
--------------------------------------------------------------------------------

Leased equipment                              $   523     $  1,784
Accumulated amortization                          306        1,531

There were $174,000 in additions to leased equipment in 1997, $241,000 in 1996 and none in 1995.

Amortization of equipment under capital leases is included in depreciation expense.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rental expense under these leases amounted to approximately $1,625,000, $982,000 and $966,000 in each of the three years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments under capital and operating leases were as follows at December 31, 1997:

                                                        Capital    Operating
 (in thousands)                                          Leases      Leases
--------------------------------------------------------------------------------

1998                                                     $  188      $1,788
1999                                                        143       1,788
2000                                                         89         844
2001                                                         61         197
2002 and beyond                                              --         400
                                                         ------      ------
                                                         $  481      $5,017
                                                                     ======
Less amount representing interest                            90
                                                         ------
Present value of future minimum lease payments           $  391
                                                         ======

10.  LONG TERM DEBT

Long term debt at December 31 consisted of:

(in thousands)                                       1997        1996
--------------------------------------------------------------------------------

Mortgages secured by the NWL building with
  principal and 8.1% interest payable in monthly
  installments through March 2005                   $  406          --
Unsecured term loans with principal and interest
  (ranging from 3.8% to 8.0%) due January
  through March, 1999                               $1,456          --
Unsecured Bavarian Development Agency loans to
  NWL with principal and 5.2% interest due
  September through December 2003                      840          --
Other                                                  268          --
                                                    ------      ------
                                                    $2,970          --
                                                    ======      ======


For each of the five years and beyond, long-term obligations are:

                                         Long-term debt
(in thousands)                          (Principal Only)
                                         --------------

1998                                         $    9
1999                                          1,462
2000                                             11
2001                                             11
2002                                             12
2003 and beyond                               1,465
                                             ------
                                             $2,970
                                             ======

11.  SHAREHOLDERS' EQUITY

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

The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 1997, the 1984 Stock Option Plan had options to purchase 458,232 shares of common stock outstanding, of which 449,898 were exercisable.

The Company has reserved 2,100,000 shares of common stock of which there were 256,738 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 1997.

1990 and 1995 Directors' Stock Option Plans

The Company has reserved 600,000 shares of its common stock for issuance pursuant to its 1990 and 1995 Directors' Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase 90,000 shares (45,000 shares pursuant to each plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Because the 1990 Directors' Stock Option Plan was terminated in 1995 with respect to any additional grants, new non employee directors receive only a grant under the 1995 Directors' Stock Option Plan. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five years after the date of grant. There were 120,000 shares available for issuance pursuant to the 1995 Directors' Stock Option Plan at December 31, 1997.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 1997 and 1996:

                                                   Shares      Weighted Average
                                                Outstanding     Exercise Price
--------------------------------------------------------------------------------

Balance, December 31, 1995                       2,272,728         $ 4.12

Granted                                            641,225         $ 3.86
Exercised                                         (101,222)        $ 4.13
Canceled                                          (451,000)        $ 5.24
                                                ----------         ------

Balance, December 31, 1996                       2,361,731         $ 3.84

Granted                                            715,600         $ 5.82
Exercised                                         (374,661)        $ 4.65
Canceled                                          (274,273)        $ 5.73
                                                ----------         ------

Balance, December 31, 1997                       2,428,397         $ 4.08
                                                ==========         ======

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 1997:

                   Options Outstanding                              Options Exercisable
---------------------------------------------------------------------------------------------------
                                           Weighted
                                            Average         Weighted                       Weighted
Range of                  Number          Remaining          Average        Number          Average
Exercise Prices      Outstanding   Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------------------------------------------------------------------------------------------

  $2.00 - $2.88          773,843               3.78            $2.01       467,656            $2.00
  $3.48 - $4.63          952,548               4.02            $4.18       284,218            $3.96
  $4.75 - $7.50          702,006               3.40            $6.24       451,891            $5.83
  -------------        ---------               ----            -----     ---------            -----

  $2.00 - $7.50        2,428,397               3.76            $4.08     1,203,765            $3.90
  =============        =========               ====            =====     =========            =====


1989 Employee Stock Purchase Plan

The Company has reserved 600,000 shares of common stock, for issuance pursuant to its 1989 Employee Stock Purchase Plan. Under this plan, qualified employees, excluding non-employee directors, may purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. At December 31, 1997, approximately 496,000 shares had been purchased under this plan.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 13, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 5.98%, 6.44% and 5.89% for 1997, 1996 and 1995, respectively; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 1.0; and an expected life of the option of 4.0 years.

To comply with the pro forma reporting requirements of SFAS 123 with respect to the Company's 1989 Employee Stock Purchase Plan, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1997, 1996 and 1995: a dividend yield of 0.0%; an expected life of 0.5 years; an expected volatility factor of 1.0; and weighted average risk free interest rates of 5.41%, 5.28% and 6.21% for 1997, 1996 and 1995, respectively. The weighted average fair value of those purchase rights granted in 1997, 1996 and 1995 were $1.81, $1.70 and $1.38, respectively.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)           1997        1996        1995
------------------------------------------------------------------------------

Pro forma net loss                            $(2,202)    $(2,808)    $(3,911)
Pro forma basic and diluted loss per
 share                                        $ (0.18)    $ (0.30)    $ (0.56)

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

12.  EMPLOYEE SAVINGS AND INVESTMENT PLAN

In October 1989, the Company adopted a 401(k) savings and investment plan which covers all employees. The Company's contributions to the plan have been 50% matching of employee contributions up to 5% of each employee's base compensation and were approximately $257,000, $132,000 and $109,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

13. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                         1997        1996        1995
--------------------------------------------------------------------------------

Current federal taxes                    $ 20        $102        $ --
Current state taxes                        80          50          --
Current foreign taxes                     270          --          --
                                         ----        ----        ----

Provision for income taxes               $370        $152        $ --
                                         ====        ====        ====

Pretax losses from foreign operations were $362,000 in 1997 and losses of $145,000, and $1,185,000, in 1996 and 1995, respectively.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                  1997        1996        1995
--------------------------------------------------------------------------------

Computed expected tax                           $  (126)    $  (539)    $(1,243)
Operating loss with no carryback benefit            371          83       1,243
State taxes                                          80          50          --
Benefit of net operating loss carryforward          (86)       (432)         --
Foreign taxes                                       107          --          --
Charge for in-process research
   and development                                   --         832          --
Other                                                24         158          --
                                                -------     -------     -------

Provision for income taxes                      $   370     $   152     $    --
                                                =======     =======     =======

The components of the deferred tax asset consisted of the following at December 31, (in thousands):

                                                     1997          1996
--------------------------------------------------------------------------------

Deferred tax assets:
   Net operating loss carryforwards                $ 4,000       $ 3,200
   General business credit carryforwards             1,100         1,100
   Inventory reserves and adjustments                2,200         2,500
   Other accruals and reserves not
     currently deductible for tax purposes           1,200         2,000
   Other                                               600         1,000
                                                   -------       -------
   Total deferred tax assets                         9,100         9,800
   Valuation for deferred tax assets                (7,900)       (8,600)
                                                   -------       -------
   Deferred tax asset                                1,200         1,200

Deferred tax liabilities
   Acquired intangibles                             (1,200)       (1,200)
                                                   -------       -------

Net deferred tax assets                            $    --       $    --
                                                   =======       =======

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $700,000 in 1997 and increased by $700,000 in 1996. Approximately $550,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

For federal tax purposes, the Company has net operating loss, research and development credit, and minimum tax credit carryforwards of $7,800,000, $350,000, and $350,000, respectively, which expire in the years 1998 through 2011. The Company has net operating loss and research and development credit carryforwards of $900,000 and $650,000, respectively, for state tax reporting purposes. The state net operating loss will expire in the years 1998 through 2002. In addition, the Company has foreign tax loss carryforwards of approximately $3,700,000 which begin to expire in 1998.

The availability of the Company's net operating loss and tax credit carryforwards may be subject to a substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's stock over a three year period.

14. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

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

The Company's export sales represent sales to unaffiliated customers and are displayed in the following table in approximate percentages of net revenues:

                                           1997            1996            1995
--------------------------------------------------------------------------------

Europe                                      21%             17%             15%
Pacific Rim                                 10%              9%              7%
Americas                                     1%             --              --
Middle East                                  1%             --               1%
                                            --              --              --
     Total                                  33%             26%             23%

The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

15.  CONTINGENCIES

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

                                   SCHEDULE II



                                   LASERSCOPE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                     Balance at                              Balance at
                                     Beginning                                  End
      Descriptions                   of Period     Additions   Deductions    of Period
------------------------------       ---------     ---------   ----------    ---------


Allowance for doubtful
 accounts receivable:

  Year ended December 31, 1995          $540          $200        $250          $490
                                        ====          ====        ====          ====

  Year ended December 31, 1996          $490          $210        $ --          $700
                                        ====          ====        ====          ====

  Year ended December 31, 1997          $700          $100        $ --          $800
                                        ====          ====        ====          ====

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
------              -----------

2.1A Amendment Number One to Acquistion Agreement between Laserscope adn Heraeus Med GmbH.

10.11A Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.

10.11B Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.

22.1        Subsidiaries of Registrant, as amended.

23.1        Consent of Ernst & Young, Independent Auditors. (see page 47).

27.1        Financial Data Schedule.