Form 10-Q
period 1998-03-31
LASERSCOPE
filed 1998-05-14
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)
    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934
                 For the quarterly period ended March 31, 1998 or

         Transition report pursuant to Section 13 or 15(d) of the Securities ----- Exchange Act of 1934
                For the transition period from ______ to ______

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

The number of shares of Registrant's common stock issued and outstanding as of April 30, 1998 was 12,373,071.

                                TABLE OF CONTENTS


                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION                                                    3

  Item 1.  Condensed Consolidated Balance Sheets                                  3

           Condensed Consolidated Statements of Operations                        4

           Condensed Consolidated Statements of Cash Flows                        5

           Notes to Condensed Consolidated Financial Statements                   6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        7

           Results of Operations                                                  8

           Liquidity and Capital Resources                                        9

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk            11

PART II.  OTHER INFORMATION                                                      12

  Item 1.  Legal Proceedings                                                     12

  Item 2.  Changes in Securities                                                 12

  Item 3.  Defaults upon Senior Securities                                       12

  Item 4.  Submission of Matters to a Vote of Security Holders                   12

  Item 5.  Other Items                                                           12

  Item 6.  Exhibits and Reports on Form  8-K                                     12


SIGNATURES                                                                       12

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          MARCH 31,   DECEMBER 31,
(thousands)                                                    1998           1997
----------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                              $  1,384       $  2,465
    Accounts receivable, net                                 14,578         13,960
    Inventories                                              19,420         18,656
    Other current assets                                        994          1,017
                                                           --------       --------
           Total current assets                              36,376         36,098

Property and equipment, net                                   4,970          5,183
Developed technology and other intangibles, net               5,111          5,339
Other assets                                                    662            686
                                                           --------       --------
           Total assets                                    $ 47,119       $ 47,306
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  5,545       $  6,071
    Accrued compensation                                      1,927          1,710
    Short-term bank loans                                     3,920          3,107
    Other current liabilities                                 4,398          4,897
                                                           --------       --------
        Total current liabilities                            15,790         15,785

Obligations under capital leases                                230            274
Mortgages and other long-term loans                           2,903          2,970
                                                           --------       --------
        Total long-term liabilities                           3,133          3,244

Commitments and contingencies

Minority interest                                               215            160

Shareholders' equity:
        Common stock                                         51,008         50,939
        Accumulated deficit                                 (22,061)       (21,831)
        Accumulated other comprehensive income                 (591)          (616)
        Notes receivable from shareholders                     (375)          (375)
                                                           --------       --------
           Total shareholders' equity                        27,981         28,117
                                                           --------       --------
           Total liabilities and shareholders' equity      $ 47,119       $ 47,306
                                                           ========       ========

            See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
(thousands except per share amounts)                             1998           1997
------------------------------------------------------------------------------------
Net revenues                                                 $ 13,591       $ 15,763
Cost of sales                                                   7,021          8,687
                                                             --------       --------
Gross margin                                                    6,570          7,076

Operating expenses:
    Research and development                                    1,331            670
    Selling, general and administrative                         5,345          5,401
                                                             --------       --------
                                                                6,676          6,071

Operating income (loss)                                          (106)         1,005
Interest income (expense) and other, net                           40            (26)
                                                             --------       --------

Income (loss) before income taxes and minority interest           (66)           979
Provision for income taxes                                        109             98
                                                             --------       --------

Income (loss) before minority interest                           (175)           881

Minority interest                                                  55             --
                                                             --------       --------

Net income (loss)                                            $   (230)      $    881
                                                             ========       ========

Basic and diluted net income (loss) per share                $  (0.02)      $   0.07
                                                             ========       ========

Shares used in basic per share calculations                    12,356         12,010
                                                             ========       ========

Shares used in diluted per share calculations                  12,356         13,041
                                                             ========       ========












See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
(thousands)                                                          1998          1997
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                             $  (230)      $   881
    Adjustments to reconcile net income to
        cash used by operating activities:
        Depreciation and amortization                                 745           500
        Increase (decrease) from changes in:
           Accounts receivable                                       (618)       (1,958)
           Inventories                                               (764)         (603)
           Other current assets                                        23           (41)
           Other assets                                                --           100
           Accounts payable                                          (526)         (770)
           Accrued compensation                                       217          (641)
           Other current liabilities                                 (499)          246
           Minority interest                                           55            --
                                                                  -------       -------
Cash used by operating activities                                  (1,597)       (2,286)
                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (280)       (1,635)
    Other                                                              25          (228)
                                                                  -------       -------
Cash used by investing activities                                    (255)       (1,863)
                                                                  -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on obligations under capital leases                      (44)          (14)
    Proceeds from the sale of common stock under stock plans           69         1,320
    Proceeds from bank loans                                          813         2,300
    Repayment of bank loans                                           (67)       (1,300)
                                                                  -------       -------
Cash provided by financing activities                                 771         2,306
                                                                  -------       -------

Decrease in cash and cash equivalents                              (1,081)       (1,843)
Cash and cash equivalents, beginning of period                      2,465         3,917
                                                                  -------       -------
Cash and cash equivalents, end of period                          $ 1,384       $ 2,074
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
           Interest                                               $    88       $    43
           Income taxes                                           $     3       $    42


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                            1998            1997
                                                       -------------------------
        Sub-assemblies and purchased parts               $14,177         $13,098
        Finished goods                                     5,243           5,558
                                                         -------         -------
                                                         $19,420         $18,656
                                                         =======         =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options (1,031,000 shares at March 31, 1997). All per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At March 31, 1998 and December 31, 1997 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.4 million and $1.3 million, respectively.

        At March 31, 1998 and December 31, 1997 the Company had no investments in debt or equity securities.

5. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
        130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of the Statement had no impact the Company's net income or shareholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

        Total comprehensive income (loss) during the quarters ended March 31, 1998 and 1997 was $(205,000) and $653,000, respectively.

6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard's No. 131 "Disclosures about Segments of an Enterprise and Related Information " (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with SFAS 131.

7. In June 1997 the Company completed the acquisition of a majority interest in NWL Laser-Technologie GmbH. ("NWL"). The Company accounted for the acquisition as a purchase. Accordingly, the operating results of NWL are included in the Company's consolidated results of operations for the period ended March 31, 1998, however, are not included in the Company's consolidated results of operations for the period ended March 31, 1997. The minority interest reported in the financial statements represents minority shareholders' proportional interest in the net assets and operating results of the NWL subsidiary.

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

The Company desires to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. While only seven percent of the Company's revenues were attributable to sales in Asia during the quarter ended March 31, 1998 compared to ten percent during the year ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

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

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K.

Net revenues for the quarter ended March 31, 1998 were $13.6 million, a decrease of approximately 14% from net revenues of $15.8 million in the corresponding quarter of 1997. Net revenues decreased during the first quarter of 1998 compared to the first quarter of 1997 due to lower shipments of the Company's laser systems, disposable supplies, instrumentation and AMS products and lower sales of services. These decreases were offset partially by increased revenues from shipments of products and sales of services acquired in the acquisition of a majority interest in NWL completed in June 1997.

Revenues from the sales of laser systems were approximately 49% of total net revenues during the quarter ended March 31, 1998 compared to approximately 44% of total net revenues during the same period in 1997. In dollars, these revenues decreased approximately 4% which reflects a combination of lower unit shipments and higher average unit prices. The lower unit shipments are the net result of decreased shipments of the Company's KTP Surgical Laser Systems and CO2 laser systems partially offset by shipments of laser products acquired in the acquisition of a majority interest in NWL. The higher average unit prices are the combined result of higher shipments of PDT laser systems to hospitals and lower shipments of Aura office laser units in the United States as well as decreased shipments to independent international distributors in Asia. The Company believes that the lower demand for it office laser products and CO2 laser systems in the United States and the economic downturn in Asia may continue to impact negatively its revenues in these regions for the next several quarters.

Revenues from the sales of the Company's Ascent Medical System ("AMS") products were approximately 15% of total net revenues during the quarter ended March 31, 1998 compared to approximately 18% of total net revenues in the corresponding period in 1997. In dollars, these revenues decreased approximately 31%. The Company believes that the decrease is partially attributable to its withdrawal from the operating room table business in late 1997. Shipments of operating room tables contributed approximately $0.3 million to revenues during the quarter ended March 31, 1997. In addition, the Company believes that lower orders of AMS products and delays in construction projects in which the AMS products have been ordered negatively impacted shipments of these products during the quarter ended March 31, 1998 relative to the corresponding period in 1997. The Company believes that sales of AMS products during 1998 will be lower than in 1997 due to the Company's withdrawal from the operating room table market. Additionally, the Company believes that construction schedules will continue to affect orders and shipments of AMS products during 1998, and as a result, revenues will vary from quarter to quarter.

Revenues from the sales of disposable supplies, instrumentation and services comprised approximately 37% of total net revenues during the quarter ended March 31, 1998, compared to approximately 38% of total net revenues in the corresponding period in 1997. In dollars, these revenues decreased approximately 17%. The decreases are due to the combination of decreased shipments of scanning devices sold as accessories to the Aura office laser system, lower shipments of disposable supplies and lower sales of services. The Company expects that revenues from sales of disposable supplies, instrumentation and service will depend principally upon the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

The Company believes that continued acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery, is important to its business. In addition, the Company believes the adoption of photodynamic therapy by medical practitioners also will be important to its business. The Company continues to invest in the development of new products for emerging surgical applications while educating surgeons in the U.S. and internationally to encourage the adoption of such new applications. Through the acquisition of HSI, the Company expanded its product offering to include non-laser operating room equipment. The acceptance of this equipment by hospitals will be critical to the success of this product line. Finally, penetration of the international market, although increasing, has been limited and the Company continues to view expansion of international sales as important to the Company's success. International revenues accounted for approximately 37% of total net revenues in each of the quarters ended March 31, 1998 and March 31, 1997.

Gross margin as a percentage of net revenues for the quarter ended March 31, 1998 was 48%, compared to 45% for the corresponding quarter in 1997. The increase is due in part to lower revenues generated from sales of AMS products. These products generally generate lower gross margins than the Company's other product lines. In addition, a lower proportion of revenues from sales to independent international distributors were generated during the first quarter of 1998 than in the corresponding quarter of 1997. These revenues generally generate lower gross margins than those generated by revenues from sales through the Company's direct sales force. The Company expects that gross margin as a percentage of revenues for the remainder of 1998 may vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In the first quarter of 1998 amounts spent in research and development increased approximately 99% compared to the corresponding quarter of 1997. As a percentage of net revenues these expenses were approximately 10% and 4% in the quarters ended March 31, 1998 and March 31, 1997, respectively. The increase in spending is due to a combination of increased spending in product development and incremental research and development spending by NWL. The Company expects that amounts spent in research and development to remain at similarly high levels during the remainder of 1998.

Selling, general and administrative expenses decreased approximately 1% in the quarter ended March 31, 1998 compared to the corresponding quarter of 1997. As a percentage of revenue these expenses increased from approximately 34% in the first quarter of 1997 to approximately 39% in the first quarter of 1998. The decrease in spending is the net result of NWL administrative expenses that arose from the majority interest acquisition offset by lower spending in sales commissions and administrative expenses in the United States. The increase as a percentage of net revenues is due to the decrease in net revenues without a corresponding decrease in spending. The Company expects these amounts to remain at similarly high levels during the remainder of 1998 as the Company continues to invest in international expansion, marketing programs and educational support.

During the quarter ended March 31, 1998 the Company recorded an income tax provision of $0.1 million due to profits reported by NWL in Germany. During the same period in 1997 the Company recorded an income tax provision representing an effective tax rate of 10% which is below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 1998 were $47.1 million and $18.9 million respectively, compared to assets and liabilities of $47.3 million and $19.0 million at December 31, 1997. Working capital increased $0.3 million from $20.3 million at December 31, 1997 to $20.6 million at March 31, 1998, while cash and cash equivalents decreased $1.1 million during the period. The net decrease in cash and cash equivalents was due principally to cash used by operating activities of $1.6 million partially offset by increased short-term bank borrowings of $0.8 million.

Cash used by operating activities was the combined result of a net loss of $0.2 million, increases in inventory and accounts receivable totaling $0.8 million and $0.6 million, respectively and reductions in accounts payable and other current liabilities of $0.5 million and $0.5 million, respectively. These uses were partially offset by depreciation and amortization of $0.7 million, a reduction in accrued compensation of $0.2 million, and an increase to minority interest of $0.1 million.

Cash used by investing activities primarily consisted of capital expenditures of $0.3 million.

Cash provided by financing activities primarily consisted of net increases in bank loans of $0.8 million.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1998 under which the collateral provisions allowed for approximately $4.7 million in borrowings and under which $3.0 million in borrowings were outstanding at March 31, 1998. In addition, NWL has in place various bank lines totaling approximately $3.0 million that expire in 1999 and under which $2.5 million in borrowings were outstanding at March 31, 1998.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. At March 31, 1998, the Company's inventories consisted of $19.4 million and were comprised of $14.2 million of sub-assemblies and purchased parts and $5.2 million of finished goods. This represents a 4% increase from inventories at December 31, 1997 which consisted of $18.7 million, comprised of $13.1 million of sub-assemblies and purchased parts and $5.6 million of finished goods. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                   Description
------                   -----------
10.14     Form of Laserscope Management Continuity Agreement, as amended.

27.1      Financial Data Schedule

        (b)  Reports on Form 8-K: None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LASERSCOPE
                                  Registrant

                                  /s/  Dennis LaLumandiere
                                  ----------------------------------------------
                                  Dennis LaLumandiere
                                  Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  May 14, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
10.14     Form of Laserscope Management Continuity Agreement, as amended.

27.1      Financial Data Schedule