Form 10-Q
period 1998-06-30
LASERSCOPE
filed 1998-08-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30,1998 or

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

The number of shares of Registrant's common stock issued and outstanding as of July 31, 1998 was 12,400,655.



                                         TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----

PART I.  FINANCIAL INFORMATION.........................................................      3
  Item 1.    Condensed Consolidated Balance Sheets.....................................      3
             Condensed Consolidated Statements of Operations...........................      4
             Condensed Consolidated Statements of Cash Flows...........................      5
             Notes to Condensed Consolidated Financial Statements......................      6
  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................      8
             Results of Operations.....................................................      9
             Liquidity and Capital Resources...........................................     12
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk................     13

PART II.  OTHER INFORMATION...........................................................      14
  Item 1.    Legal Proceedings........................................................      14
  Item 2.    Changes in Securities....................................................      14
  Item 3.    Defaults upon Senior Securities..........................................      14
  Item 4.    Submission of Matters to a Vote of Security Holders......................      14
  Item 5.    Other Items..............................................................      15
  Item 6.    Exhibits and Reports on Form  8-K........................................      16

SIGNATURES   ........................................................................       16

PART I.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               JUNE 30,         DECEMBER 31,
(thousands)                                                      1998              1997
--------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $  1,639           $  2,465
    Accounts receivable, net                                     13,398             13,960
    Inventories                                                  18,194             18,656
    Other current assets                                            875              1,017
                                                               --------           --------

           Total current assets                                  34,106             36,098

Property and equipment, net                                       5,454              5,183
Developed technology and other intangibles, net                   4,883              5,339
Other assets                                                        642                686
                                                               --------           --------

           Total assets                                        $ 45,085           $ 47,306
                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $  4,693           $  6,071
    Accrued compensation                                          1,811              1,710
    Short-term bank loans                                         4,445              3,107
    Other current liabilities                                     4,177              4,897
                                                               --------           --------

        Total current liabilities                                15,126             15,785


Long-term liabilities:
    Obligations under capital leases                                783                274
    Mortgages and other long term loans                           2,962              2,970
                                                               --------           --------

        Total long-term liabilities:                              3,745              3,244

Commitments and contingencies

Minority interest                                                   248                160

Shareholders' equity:
        Common stock                                             51,019             50,939
        Accumulated deficit                                     (24,038)           (21,831)
        Accumulated other comprehensive income                     (640)              (616)
        Notes receivable from shareholders                         (375)              (375)
                                                               --------           --------

           Total shareholders' equity                            25,966             28,117
                                                               --------           --------

           Total liabilities and shareholders' equity          $ 45,085           $ 47,306
                                                               ========           ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
(thousands except per share amounts)                  1998          1997           1998          1997
-----------------------------------------------------------------------------------------------------
Net revenues ................................      $ 13,133       $ 15,207      $ 26,724       $ 30,970
Cost of sales ...............................         7,621          8,178        14,642         16,865
                                                   --------       --------      --------       --------

Gross margin ................................         5,512          7,029        12,082         14,105

Operating expenses:
    Research and development ................         1,352            695         2,683          1,365
    Selling, general and administrative .....         5,723          5,277        11,068         10,678
                                                   --------       --------      --------       --------

                                                      7,075          5,972        13,751         12,043

Operating income (loss) .....................        (1,563)         1,057        (1,669)         2,062
Interest income (expense) and other, net ....          (356)             2          (316)           (24)
                                                   --------       --------      --------       --------

Income (loss) before income
    taxes and minority interest .............        (1,919)         1,059        (1,985)         2,038
Provision for income taxes ..................            24            229           133            327
                                                   --------       --------      --------       --------

Income (loss) before minority interest ......        (1,943)           830        (2,118)         1,711
Minority interest ...........................            34             74            89             74
                                                   --------       --------      --------       --------

Net income (loss) ...........................      $ (1,977)      $    756      $ (2,207)      $  1,637
                                                   ========       ========      ========       ========

Basic and diluted net income (loss) per share      $  (0.16)      $   0.06      $  (0.18)      $   0.13
                                                   ========       ========      ========       ========

Shares used in basic per share calculations .        12,387         12,174        12,372         12,068
                                                   ========       ========      ========       ========

Shares used in diluted per share calculations        12,387         12,994        12,372         13,017
                                                   ========       ========      ========       ========



See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                        JUNE 30,
(thousands)                                                                          1998         1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                              $(2,207)      $ 1,637
    Adjustments to reconcile net income (loss)  to
      cash used by operating activities:
        Depreciation and amortization                                                1,446         1,023
        Increase (decrease) from changes in:
           Accounts receivable                                                         562        (2,425)
           Inventories                                                                 462          (769)
           Other current assets                                                        142           173
           Accounts payable                                                         (1,378)       (2,077)
           Accrued compensation                                                        101          (977)
           Other current liabilities                                                  (720)          243
           Minority interest                                                            88            --
                                                                                   -------       -------

           Cash used by operating activities                                        (1,504)       (3,172)
                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (651)       (2,049)
    Cash paid for NWL acquisition, net of cash received                                 --          (954)
    Other                                                                              (24)         (184)
                                                                                   -------       -------

Cash used by investing activities                                                     (675)       (3,187)
                                                                                   -------       -------

CASH USED BY FINANCING ACTIVITIES:
    Payments on obligations under capital leases                                       (57)          (23)
    Proceeds from the sale of common stock under stock plans                            80         1,702
    Proceeds from bank loans                                                         1,397         3,900
    Repayment of bank loans                                                            (67)       (1,300)
                                                                                   -------       -------

Cash provided by financing activities                                                1,353         4,279
                                                                                   -------       -------

Decrease in cash and cash equivalents                                                 (826)       (2,080)
Cash and cash equivalents, beginning of period                                       2,465         3,917
                                                                                   -------       -------

Cash and cash equivalents, end of period                                           $ 1,639       $ 1,837
                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
           Interest                                                                $   172       $   132
           Income taxes                                                            $    13       $    56
        Non-cash financing activities:
           Equipment leases                                                        $   566       $    --



See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                       JUNE 30,    DECEMBER 31,
                                          1998             1997
                                        ----------------------
Sub-assemblies and purchased parts      $13,290        $13,098
Finished goods                            4,904          5,558
                                        -------        -------
                                        $18,194        $18,656
                                        =======        =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options (820,000 shares and 949,000 shares for the quarter and six months ended June 30, 1997, respectively). All per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At June 30, 1998 and December 31, 1997 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.2 million and $1.3 million, respectively.

        At June 30, 1998 and December 31, 1997 the Company had no investments in debt or equity securities.

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

        Total comprehensive income (loss) for the quarters ended June 30, 1998 and 1997 was $(2,026,000) and $726,000, respectively. Total comprehensive income (loss) for the six month periods ended June 30, 1998 and 1997 was $(2,231,000) and $1,504,000, respectively.

 6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with SFAS 131.

 7. In June 1997 the Company completed the acquisition of a majority interest in NWL Laser-Technologie GmbH ("NWL"). The Company accounted for the acquisition as a purchase. Accordingly, the operating results of NWL are included in the Company's consolidated results of operations for the quarter and six month periods ended June 30, 1998. The minority interest reported in the financial statements represents minority shareholders' proportional interest in the net assets and operating results of the NWL subsidiary.

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

The Company desires to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. While only seven percent of the Company's revenues were attributable to sales in Asia during the six months ended June 30, 1998 compared to ten percent during the year ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem to either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results.

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

The following table contains selected income statement information which serves as the basis of the discussion of the Company's results of operations for the quarter and six months ended June 30, 199 (in thousands except for percentages):

                                       THREE MONTHS ENDED                                    SIX MONTHS ENDED
                             JUNE 30, 1998        JUNE 30, 1997          %          JUNE 30,1998      JUNE 30, 1997           %
                            AMOUNT     %(a)     AMOUNT      %(a)      CHANGE     AMOUNT      %(a)   AMOUNT       %(a)      CHANGE
                           -------   -------    -------   -------    -------     -------   -------    -------   -------    -------
Revenues from sales of:
  Lasers                   $ 7,298        56%   $ 6,997        46%       4 %     $13,937        52%   $13,904        45%       - %
  Ascent medical systems     1,080         8%     2,662        17%     (59)%       3,053        12%     5,538        18%       (45)%
  Instruments & supplies     3,032        23%     3,599        24%     (16)%       6,190        23%     7,655        25%       (19)%
  Service                    1,723        13%     1,949        13%     (12)%       3,544        13%     3,873        12%        (8)%
                           -------   -------    -------   -------    -------     -------   -------    -------   -------    -------

  Total net revenues       $13,133       100%   $15,207       100%     (14)%     $26,724       100%   $30,970       100%       (14)%

Gross margin               $ 5,512        42%   $ 7,029        46%     (22)%     $12,082        45%   $14,105        46%       (14)%

Research & development     $ 1,352        10%   $   695         5%       95%     $ 2,683        10%   $ 1,365         4%        97%

Selling, general & admin   $ 5,723        44%   $ 5,277        35%        8%     $11,068        41%   $10,678        34%         4%

(a) expressed as a percentage of total net revenues.

Net revenues decreased during the three and six months ended June 30, 1998 relative to the corresponding periods of 1997 as a combined result of lower shipments of Ascent medical system ("AMS") products, lower shipments of instrumentation and supplies and lower sales of services. These decreases were offset partially by revenues from shipments of products and sales of services acquired in the acquisition of a majority position in NWL in June 1997 (the "NWL acquisition").

Revenues from the sales of laser systems increased during the quarter and six month periods ended June 30, 1998 relative to the same periods in 1997. This was due to a combination of lower unit shipments and higher average unit prices. The lower unit shipments are the net result of decreased shipments of the Company's KTP Surgical Laser Systems and CO2 laser systems partially offset by shipments of laser products acquired in the NWL acquisition. The higher average unit prices are the combined result of higher shipments of PDT laser systems to hospitals and lower shipments of Aura office laser units in the United States and decreased shipments to independent international distributors in Asia. The Company believes that the lower demand for its office laser products and CO2 laser systems in the United States and the economic downturn in Asia may continue to impact negatively its revenues in these regions for the next several quarters.

Revenues from the sales of the Company's Ascent Medical System ("AMS") products declined during the quarter and six month periods ended June 30, 1998 relative to the same periods in 1997. The Company believes that the decrease is partially attributable to its withdrawal from the operating room table business in late 1997. Shipments of operating room tables contributed approximately $0.7 million to revenues during the six months ended June 30, 1997. Additionally, the Company believes that lower orders of AMS products and delays in construction projects in which the AMS products have been ordered negatively impacted shipments of these products during the quarter and six months ended June 30, 1998 relative to the corresponding periods in 1997. The Company believes that sales of AMS products during 1998 will be lower than in 1997 due to the Company's withdrawal from the operating room table market. Additionally, the Company believes that construction schedules will continue to affect orders and shipments of AMS products during 1998, and as a result, revenues will vary from quarter to quarter.

Revenues from the sales of instrumentation, disposable supplies and services during the quarter and six months ended June 30, 1998 decreased compared to the corresponding periods in 1997. The decreases are due to the combination of decreased shipments of scanning devices sold as accessories to the Aura office laser system, lower shipments of disposable supplies and lower sales of services. The Company expects that revenues from sales of disposable supplies, instrumentation and service will depend principally upon the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology, and ear, nose and throat surgery will continue to be important to its business. In addition, the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market, although generally increasing, has been limited and the Company continues to view expansion of international sales as important to the Company's success. During the six months ended June 30, 1998, international revenues accounted for 38% of total net revenues compared to 29% of total net revenues during the corresponding period in 1997. Finally, the acceptance of AMS equipment by hospitals will be critical to the success of this product line.

Gross margin as a percentage of revenues during the quarter and six months ended June 30, 1998 declined relative to the corresponding periods of 1997. This is due principally to decreased production levels without corresponding reductions in fixed manufacturing costs. The declines in production levels are the combined result of lower shipment levels in the 1998 periods compared to 1997 periods as well as the Company's efforts to reduce inventory levels. The Company expects that gross margin as a percentage of revenues for the remainder of 1998 will vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The increases in research and development spending during the quarter and six month period ended June 30, 1998 relative to the corresponding periods in 1997 is due to a combination of increased spending in product development and incremental research and development spending by NWL. The Company expects that amounts spent in research and development to remain at similar levels during the remainder of 1998.

The increase in selling, general and administrative expenses during the quarter and six months ended June 30, 1998 primarily results from new personnel acquired by the Company as a result of the NWL acquisition. The Company expects these amounts to remain at similar levels during the remainder of 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

Net interest expense and other non-operating expenses increased $0.3 million during the six month period ended June 30, 1998 compared to the corresponding period in 1997. This was due to the combination of increased interest expense from NWL and domestic bank lines and the recording of the settlement of a dispute relating to the termination of a Heraeus domestic distributor.

During the six months ended June 30, 1998, the Company recorded income tax provisions of $0.1 million due to profits reported by NWL in Germany. During the same period in 1997 the Company recorded an income tax provision representing an effective tax rate of 22% which is below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at June 30, 1998 and for the six months then ended (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                           1998             1997
                                                        ------------------------
Cash and cash equivalents                               $ 1,639          $ 2,465
Total assets                                            $45,085          $47,306
Net working capital                                     $18,980          $20,313

The net decrease in cash and cash equivalents was due principally to cash used by operating activities of $1.5 million partially offset by increased short-term bank borrowings of $1.4 million.

Cash used by operating activities was the combined result of a net loss of $2.2 million, and decreases in accounts payable and other current liabilities of $1.4 million and $0.7 million, respectively. Partially offsetting these uses were depreciation and amortization of $1.5 million, a reduction in accounts receivable of $0.6 million, a decrease in inventories of $0.5 million, and combined decreases in accrued compensation and other current assets of $0.2 million.

Cash used by investing activities primarily consisted of capital expenditures of $0.7 million.

Cash provided by financing activities primarily consisted of net increases in bank loans of $1.4 million.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1998. At June 30, 1998, the collateral provisions allowed for approximately $3.0 million in borrowings and $3.3 million in borrowings were outstanding. Subsequent to June 30, 1998, the Company reduced outstanding borrowings to $3.0 million, however, the loss reported by the Company during the quarter ended June 30, 1998 violated the profitability and minimum net worth covenants of the loan agreement. The Company currently expects to renegotiate the terms of this line, however, there can be no assurance that management will be able to accomplish this in a timely manner, on acceptable terms, or at all.

In addition, NWL has in place various bank lines totaling approximately $3.0 million that expire in 1999 and under which $2.8 million in borrowings were outstanding at June 30, 1998.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. At June 30, 1998, the Company's inventories consisted of $18.2 million comprised of $13.3 million of sub-assemblies and purchased parts and $4.9 million of finished goods. This represents a 3% decrease from inventories at December 31, 1997 which consisted of $18.7 million, comprised of $13.1 million of sub-assemblies and purchased parts and $5.6 million of finished goods. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company has historically financed acquisitions using its existing cash resources. While the Company believes its remaining cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing either through its bank lines of credit or otherwise will be required for the Company's currently envisioned long term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

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

ITEM    4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)     The annual meeting of shareholders was held on June 23, 1998.

        (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                     Present but
                                 For       Withheld      Abstained   Not Voting
                                 ---       --------      ---------   ----------
Benjamin L. Holmes            6,541,863     713,669           0           0
E. Walter Lange               6,553,712     701,820           0           0
Robert V. McCormick           6,548,200     707,332           0           0
Rodney  Perkins, M.D          6,551,447     704,085           0           0
Robert  J. Pressley, Ph.D     6,553,112     702,420           0           0

        (c) The second matter voted upon at the meeting and the results of that vote were as follows:


                                                                     Present but
                                 For       Withheld      Abstained   Not Voting
                                 ---       --------      ---------   ----------
To authorize an              5,637,627     1,294,233       323,671        1
amendment to the
Company's 1994 Stock
Option Plan to increase the
number of shares for issuance
thereunder by 450,000 shares to
an aggregate of 2,550,000 shares.

        (d) The third matter voted upon at the meeting and the results of that vote were as follows:


                                                                     Present but
                                 For       Withheld      Abstained   Not Voting
                                 ---       --------      ---------   ----------
To authorize an              6,452,725      481,933        320,873        1
amendment to the
Company's 1989 Stock
Purchase Plan to increase the
number of shares for issuance
thereunder by 150,000 shares to
an aggregate of 750,000 shares.

        (e) The fourth matter voted upon at the meeting and the results of that vote were as follows:


                                                                     Present but
                                 For       Withheld      Abstained   Not Voting
                                 ---       --------      ---------   ----------
To ratify the appointment     7,182,644       36,650        36,238        0
of Ernst & Young LLP as the
independent auditors for
the Company for the
fiscal year ending
December 31, 1998.

ITEM 5. OTHER INFORMATION

        Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the "Annual Meeting") in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after April 6, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by April 6, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)-(iii) under the Exchange Act are met.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:  None

        (b) Reports on Form 8-K: Report on Form 8-K (the "Form 8-K") dated May 7, 1998. The Form 8-K announced the sale and private placement of the remaining shares of Company stock held by Heraeus Med GmbH.

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

Date:  August 12, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                  Description
------                  -----------

 27              Financial Data Schedule