Form 10-Q
period 1998-09-30
LASERSCOPE
filed 1998-11-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30,1998 or

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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock issued and outstanding as of November 2, 1998 was 12,480,735.

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION.........................................................      3
  Item 1.    Condensed Consolidated Balance Sheets.....................................      3
             Condensed Consolidated Statements of Operations...........................      4
             Condensed Consolidated Statements of Cash Flows...........................      5
             Notes to Condensed Consolidated Financial Statements......................      6
  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................      8
             Results of Operations.....................................................      9
             Liquidity and Capital Resources...........................................     12
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk................     14

PART II.  OTHER INFORMATION............................................................     15
  Item 1.    Legal Proceedings.........................................................     15
  Item 2.    Changes in Securities.....................................................     15
  Item 3.    Defaults upon Senior Securities...........................................     15
  Item 4.    Submission of Matters to a Vote of Security Holders.......................     15
  Item 5.    Other Items...............................................................     15
  Item 6.    Exhibits and Reports on Form  8-K.........................................     16

SIGNATURES   ..........................................................................     16

PART I.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        (UNAUDITED)            (1)
                                                      SEPTEMBER 30,   DECEMBER 31,
(thousands)                                                    1998           1997
-----------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                              $  1,332       $  2,465
    Accounts receivable, net                                 13,454         13,960
    Inventories                                              18,511         18,656
    Other current assets                                        972          1,017
                                                           --------       --------
           Total current assets                              34,269         36,098

Property and equipment, net                                   5,317          5,183
Developed technology and other intangibles, net               4,664          5,339
Other assets                                                    620            686
                                                           --------       --------
           Total assets                                    $ 44,870       $ 47,306
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  5,818       $  6,071
    Accrued compensation                                      2,018          1,710
    Short-term bank loans                                     3,278          3,107
    Other current liabilities                                 3,702          4,897
                                                           --------       --------
        Total current liabilities                            14,816         15,785

Long-term liabilities:
    Obligations under capital leases                            814            274
    Mortgages and other long term loans                       3,181          2,970
                                                           --------       --------
        Total long-term liabilities:                          3,995          3,244

Commitments and contingencies

Minority interest                                               485            160

Shareholders' equity:
        Common stock                                         51,128         50,939
        Accumulated deficit                                 (24,775)       (21,831)
        Accumulated other comprehensive income                 (404)          (616)
        Notes receivable from shareholders                     (375)          (375)
                                                           --------       --------
           Total shareholders' equity                        25,574         28,117
                                                           --------       --------
           Total liabilities and shareholders' equity      $ 44,870       $ 47,306
                                                           ========       ========


(1) Derived from the December 31, 1997 audited financial statements.

            See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
(thousands except per share amounts)                      1998           1997          1998           1997
------------------------------------------------------------------------------------------------------------
Net revenues .......................................... $ 12,779       $ 15,704      $ 39,503       $ 46,674
Cost of sales .........................................    6,976          8,104        21,618         24,969
                                                        --------       --------      --------       --------
Gross margin ..........................................    5,803          7,600        17,885         21,705

Operating expenses:
    Research and development ..........................    1,179            893         3,862          2,258
    Selling, general and administrative ...............    4,813          5,382        15,881         16,060
                                                        --------       --------      --------       --------
 .......................................................    5,992          6,275        19,743         18,318

Operating income (loss) ...............................     (189)         1,325        (1,858)         3,387
Interest income (expense) and other, net ..............     (138)            --          (454)           (24)
                                                        --------       --------      --------       --------

Income (loss) before income
    taxes and minority interest .......................     (327)         1,325        (2,312)         3,363
Provision for income taxes ............................      178            310           311            637
                                                        --------       --------      --------       --------
Income (loss) before minority interest ................     (505)         1,015        (2,623)         2,726
Minority interest .....................................      232            114           321            188
                                                        --------       --------      --------       --------
Net income (loss) ..................................... $   (737)      $    901      $ (2,944)      $  2,538
                                                        ========       ========      ========       ========

Basic net income (loss) per share ..................... $  (0.06)      $   0.07      $  (0.24)      $   0.21
                                                        ========       ========      ========       ========

Diluted net income (loss) per share ................... $  (0.06)      $   0.07      $  (0.24)      $   0.20
                                                        ========       ========      ========       ========

Shares used in basic per share calculations ...........   12,469         12,279        12,405         12,154
                                                        ========       ========      ========       ========

Shares used in diluted per share calculations..........   12,469         12,986        12,405         13,007
                                                        ========       ========      ========       ========





See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
(thousands)                                                                          1998         1997
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                              $(2,944)      $ 2,538
    Adjustments to reconcile net income (loss) to cash used
      by operating activities:
        Depreciation and amortization                                                2,261         1,656
        Increase (decrease) from changes in:
           Accounts receivable                                                         506        (1,975)
           Inventories                                                                 145          (714)
           Other current assets                                                         45           157
           Accounts payable                                                           (253)       (3,355)
           Accrued compensation                                                        308          (626)
           Other current liabilities                                                (1,192)           30
           Minority interest                                                           325           188
                                                                                   -------       -------

           Cash used by operating activities                                          (799)       (2,101)
                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (908)       (2,240)
    Cash paid for NWL acquisition, net of cash received                                 --          (960)
    Other                                                                              146          (264)
                                                                                   -------       -------

Cash used by investing activities                                                     (762)       (3,464)
                                                                                   -------       -------

CASH USED BY FINANCING ACTIVITIES:
    Payments on obligations under capital leases                                      (143)          (70)
    Proceeds from the sale of common stock under stock plans                           189         2,057
    Proceeds from bank loans                                                         1,603         3,866
    Repayment of bank loans                                                         (1,221)       (1,300)
                                                                                   -------       -------

Cash provided by financing activities                                                  428         4,553
                                                                                   -------       -------

Decrease in cash and cash equivalents                                               (1,133)       (1,012)
Cash and cash equivalents, beginning of period                                       2,465         3,917
                                                                                   -------       -------

Cash and cash equivalents, end of period                                           $ 1,332       $ 2,905
                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
           Interest                                                                $   308       $   223
           Income taxes                                                            $    14       $   118
    Non-cash financing activities:
           Equipment leases                                                        $   680       $    --



See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1997 included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                     SEPTEMBER 30, DECEMBER 31,
                                         1998          1997
---------------------------------------------------------------
Sub-assemblies and purchased parts      $13,601      $13,098
Finished goods                            4,910        5,558
                                        -------      -------
                                        $18,511      $18,656
                                        =======      =======


3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options (707,000 shares and 853,000 shares for the quarter and nine months ended September 30, 1997, respectively). Per share amounts for the three and nine month periods ended September 30, 1997 have been restated to conform to SFAS 128 requirements.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At September 30, 1998 and December 31, 1997 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.6 million and $1.3 million, respectively.

        At September 30, 1998 and December 31, 1997 the Company had no investments in debt or equity securities.

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

        Total comprehensive income (loss) for the quarters ended September 30, 1998 and 1997 was $(501,000) and $715,000, respectively. Total comprehensive income (loss) for the nine month periods ended September 30, 1998 and 1997 was $(2,732,000) and $2,094,000, respectively.
 .
 6. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No.131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 will change the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. The Company has not reached a conclusion as to the appropriate segments, if any, it will be required to report to comply with SFAS 131.

7. In June 1997 the Company completed the acquisition of a majority interest in NWL Laser-Technologie GmbH ("NWL"). The Company accounted for the acquisition as a purchase. Accordingly, the operating results of NWL are included in the Company's consolidated results of operations for the quarter and nine month periods ended September 30, 1998. The minority interest reported in the financial statements represents minority shareholders' proportional interest in the net assets and operating results of the NWL subsidiary.

8. On November 9, 1998 the Company sold its AMS business unit to Heraeus Medical, Inc. ("HMI), a newly established division of Heraeus Holding, GmbH. The Company acquired the AMS business as part of its acquisition in 1996 of Heraeus Surgical Inc. from Heraeus Med GmbH, a subsidiary of Heraeus Holding.

        In connection with the divestiture, the Company will receive approximately $1.0 million in cash, subject to the release of $0.2 million from a related escrow account in connection with potential post-closing price adjustments and the Company's indemnification obligations to Heraeus and HMI. In addition, HMI has assumed approximately $2.1 million in associated Laserscope liabilities. The Company currently anticipates taking a non-operating charge in the range of up to $1.0 million in the fourth quarter of 1998 directly related to the divestiture. During the quarter ended September 30, 1998, AMS accounted for revenues of approximately $1.3 million and an operating loss of approximately $0.3 million.

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

The Company desires to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. While only eight percent of the Company's revenues were attributable to sales in Asia during the nine months ended September 30, 1998 compared to ten percent during the year ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively impact the Company's ability to compete in terms of price against products denominated in local currencies. In addition, there can be no assurance that regulatory, geopolitical and other factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in a little more than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any Year 2000 compliance problem to either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's business, financial condition and operating results.

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

The following table contains selected income statement information which serves as the basis of the discussion of the Company's results of operations for the quarter and nine months ended September 30, 1998 (in thousands except for percentages):

                                        THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                SEPT. 30, 1998      SEPT. 30, 1997       %         SEPT. 30,1998       SEPT 30, 1997          %
                                  AMOUNT %(a)         AMOUNT%(a)       CHANGE       AMOUNT %(a)          AMOUNT %(a)       CHANGE
Revenues from sales of:
  Lasers                       $  6,955     55%    $  7,983     51%     (13)%    $ 20,891     53%    $ 21,806       47%      (4)%
  Ascent medical systems          1,329     10%       2,225     14%     (40)%       4,382     11%       7,763       17%     (44)%
  Instruments & supplies          2,916     23%       3,427     22%     (15)%       9,106     23%      11,120       24%     (18)%
  Service                         1,579     12%       2,069     13%     (24)%       5,124     13%       5,985       12%     (14)%
                               --------  -----     --------  -----   ------      --------  -----     --------   ------   ------

  Total net revenues           $ 12,779    100%    $ 15,704    100%     (19)%    $ 39,503    100%    $ 46,674      100%     (15)%

Gross margin                   $  5,803     45%      $7,600     48%     (24)%    $ 17,885     45%    $ 21,705       47%     (18)%

Research & development           $1,179      9%    $    893      6%      32%     $  3,862     10%    $  2,258        5%      71%

Selling, general & admin.        $4,813     38%    $  5,382     34%     (11)%    $ 15,881     40%    $ 16,060       34%      (1)%


(a)     expressed as a percentage of total net revenues.


Net revenues decreased during the three and nine months ended September 30, 1998 relative to the corresponding periods of 1997 as a combined result of lower revenues from shipments of lasers, lower shipments of Ascent medical system ("AMS") products, lower shipments of instrumentation and supplies and lower sales of services.

Revenues from the sales of laser systems decreased during the quarter and nine month periods ended September 30, 1998 relative to the same periods in 1997. During the quarter ended September 30, 1998, relative to the same period in 1997, this was due to a combination of lower unit shipments at lower average unit prices. During the nine month period ended September 30, 1998, relative to the same period in 1997, this was due to a combination of lower unit shipments and higher average unit prices. The lower unit shipments are the net result of decreased shipments of the Company's KTP Surgical Laser Systems and CO2 laser systems in the United States and Asia, partially offset by shipments of laser products acquired in the NWL acquisition. The lower average unit prices in the quarterly comparison are primarily the result of the introduction of the Company's Venus erbium laser which sold at average unit prices lower than the Company's other laser products while the higher average unit prices in the year to date comparisons are principally due to higher average unit prices for the Company's Aura office laser systems. The Company believes that the lower demand for its office laser products and CO2 laser systems in the United States and the economic downturn in Asia may continue to impact negatively its revenues in these regions for the next several quarters.


Revenues from the sales of the Company's Ascent Medical System ("AMS") products declined during the quarter and nine month periods ended September 30, 1998 relative to the same periods in 1997. The Company believes that the decrease is partially attributable to its withdrawal from the operating room table business in late 1997. Shipments of operating room tables contributed approximately $0.9 million to revenues during the nine months ended September 30, 1997. Additionally, the Company believes that lower orders of AMS products and delays in construction projects in which the AMS products have been ordered negatively impacted shipments of these products during the nine months ended September 30, 1998 relative to the corresponding periods in 1997. (See subsequent event discussion later in this report.)

Revenues from the sales of instrumentation, disposable supplies and services during the quarter and nine months ended September 30, 1998 decreased compared to the corresponding periods in 1997. The decreases are due to the combination of decreased shipments of scanning devices sold as accessories to the Aura office laser system, lower shipments of disposable supplies and lower sales of services. The Company expects that revenues from sales of disposable supplies, instrumentation and service will depend principally upon the Company's ability to increase its installed base of systems and to promote and develop surgical procedures which use its laser systems, instrumentation and disposable supplies.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology, and ear, nose and throat surgery will continue to be important to its business. In addition, the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market, although generally increasing, has been limited and the Company continues to view expansion of international sales as important to the Company's success. During the nine months ended September 30, 1998, international revenues accounted for 38% of total net revenues compared to 29% of total net revenues during the corresponding period in 1997.

Gross margin as a percentage of revenues during the quarter and nine months ended September 30, 1998 declined relative to the corresponding periods of 1997. This is due principally to decreased production levels without corresponding reductions in fixed manufacturing costs. The declines in production levels are the combined result of lower shipment levels in the 1998 periods compared to 1997 periods as well as the Company's efforts to reduce inventory levels. The Company expects that gross margin as a percentage of revenues for the remainder of 1998 will vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The increases in research and development spending during the quarter and nine month period ended September 30, 1998 relative to the corresponding periods in 1997 are due to a combination of increased spending in product development and incremental research and development spending by NWL. The Company expects that amounts spent in research and development to remain at similar levels during the remainder of 1998.

The decreases in selling, general and administrative expenses during the quarter and nine months ended September 30, 1998 relative to the same periods in 1997 primarily result from lower direct selling and marketing expenses resulting from lower revenues. The Company expects these amounts to remain at similar levels during the remainder of 1997 as the Company continues to invest in international expansion, marketing programs and educational support.

Net interest expense and other non-operating expenses increased $0.4 million during the nine month period ended September 30, 1998 compared to the corresponding period in 1997. This was due to the combination of increased interest expense from NWL and domestic bank lines and the recording of the settlement of a dispute relating to the termination of a Heraeus domestic distributor.

During the nine months ended September 30, 1998, the Company recorded income tax provisions of $0.3 million due to profits reported by NWL in Germany. During the same period in 1997 the Company recorded an income tax provision representing an effective tax rate of 19% which is below the combined federal and state statutory rates due to the utilization of available net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at September 30, 1998 and for the nine months then ended (in thousands):

                           SEPTEMBER 30,  DECEMBER 31,
                               1998            1997
                           ---------------------------
Cash and cash equivalents    $ 1,332         $ 2,465
Total assets                 $44,870         $47,306
Net working capital          $19,453         $20,313


The net decrease in cash and cash equivalents was due the combined result of cash used by operating activities of $0.8 million, cash used by investing activities of $0.8 and cash provided by financing activities of $0.4 million.

Cash used by operating activities was the combined result of a net loss of $2.9 million and decreases in accounts payable and other current liabilities of $0.3 million and $1.2 million, respectively. Partially offsetting these uses were depreciation and amortization of $2.3 million, reductions in accounts receivable and inventory of $0.5 million and $0.1 million, respectively, and $0.3 million increases to each of minority interest and accrued compensation.

Cash used by investing activities primarily consisted of capital expenditures of $0.9 million.

Cash provided by financing activities primarily consisted of net increases in bank loans of $.4 million.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1998. At September 30, 1998, the collateral provisions allowed for approximately $3.6 million in borrowings and $2.5 million in borrowings were outstanding. In addition, NWL has in place various bank lines totaling approximately $3.0 million that expire in 1999 and under which $2.6 million in borrowings were outstanding at September 30, 1998. The Company expects to renew its primary line of credit with terms similar to those currently existing before its expiration in November 1998 and to renew NWL's revolving bank lines prior to their respective expirations.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. At September 30, 1998, the Company's inventories consisted of $18.5 million comprised of $13.6 million of sub-assemblies and purchased parts and $4.9 million of finished goods. This represents a 1% decrease from inventories at December 31, 1997 which consisted of $18.7 million, comprised of $13.1 million of sub-assemblies and purchased parts and $5.6 million of finished goods. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

Under the terms of the NWL purchase agreement, the Company has an obligation to purchase an additional 26.9% ownership interest in NWL in January 1999 for $1,278,500. From time to time, the Company may also consider the acquisition of, or evaluate investments in, other products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company has historically financed acquisitions using its existing cash resources. While the Company believes its remaining cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing either through its bank lines of credit or otherwise will be required for the Company's currently envisioned long term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

YEAR 2000

The Company has developed a plan to modify its information technology to recognize the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by early 1999 and to cost approximately $200,000. This estimate includes internal costs, but excludes the costs to upgrade and replace systems in the normal course of business. The Company continues to implement systems with strategic value to improve operating efficiencies and believes that such implementation efforts will also address the Company's Year 2000 compliance issues.

Based on the Company's assessment to date, the products sold by the Company are not affected by the Year 2000 date.

The Company is in the process of obtaining assurances from its suppliers of products and services that their systems are Year 2000 compliant. Additionally, the Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. The Company expects that its review of Year 2000 compliance issues and its development of contingency plans will be completed by September 1999.

Significant uncertainty exists concerning the potential effects associated with Year 2000 compliance. Any Year 2000 compliance problem to either the Company, its suppliers, its service providers or its customers could result in a material adverse effect on the Company's financial condition and operating results. There can be assurances that the modifications to its data processing systems will be completed within the Company's timetable or within the cost estimate. In addition, there can be no assurance that further assessment of the Company's products will not determine the need for modifications for the products to be Year 2000 compliant, that its suppliers will be Year 2000 compliant or that its contingency plans will address all issues of Year 2000 compliance.

SUBSEQUENT EVENT

On November 9, 1998 the Company sold its AMS business unit to Heraeus Medical, Inc. ("HMI), a newly established division of Heraeus Holding, GmbH. The Company acquired the AMS business as part of its acquisition in 1996 of Heraeus Surgical Inc. from Heraeus Med GmbH, a subsidiary of Heraeus Holding.

In connection with the divestiture, the Company will receive approximately $1.0 million in cash, subject to the release of $0.2 million from a related escrow account in connection with potential post-closing price adjustments and the Company's indemnification obligations to Heraeus and HMI. In addition, HMI has assumed approximately $2.1 million in associated

Laserscope liabilities. The Company currently anticipates taking a non-operating charge in the range of up to $1.0 million in the fourth quarter of 1998 directly related to the divestiture. During the quarter ended September 30, 1998, AMS accounted for revenues of approximately $1.3 million and an operating loss of approximately $0.3 million.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the "Annual Meeting") in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after April 6, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by April 6, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
 NUMBER                           DESCRIPTION
-------                           -----------

10.11C      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated September 3, 1998.

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

Date:  November 12, 1998

                                EXHIBIT INDEX



EXHIBIT
NUMBER                           DESCRIPTION
-------                           -----------

10.11C      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated September 3, 1998.

27.1        Financial Data Schedule
