Form 10-Q/A
period 1998-09-30
LASERSCOPE
filed 1999-01-20
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-Q/A

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

                             Yes  [ X ]   No  [   ]


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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (UNAUDITED)                (1)
                                                          SEPTEMBER 30,       DECEMBER 31,
(thousands)                                                        1998               1997
------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                  $  1,332           $  2,465
    Accounts receivable, net                                     13,454             13,960
    Inventories                                                  18,511             18,656
    Other current assets                                            972              1,017
                                                               --------           --------

           Total current assets                                  34,269             36,098

Property and equipment, net                                       5,317              5,183
Developed technology and other intangibles, net                   4,664              5,339
Other assets                                                        620                686
                                                               --------           --------
           Total assets                                        $ 44,870           $ 47,306
                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $  5,818           $  6,071
    Accrued compensation                                          2,018              1,710
    Short-term bank loans                                         3,278              3,107
    Other current liabilities                                     3,702              4,897
                                                               --------           --------
           Total current liabilities                             14,816             15,785

Long-term liabilities:
    Obligations under capital leases                                814                274
    Mortgages and other long term loans                           3,181              2,970
                                                               --------           --------

           Total long-term liabilities                            3,995              3,244

Commitments and contingencies

Minority interest                                                   485                160

Shareholders' equity:
        Common stock                                             51,128             50,939
        Accumulated deficit                                     (24,775)           (21,831)
        Accumulated other comprehensive income                     (404)              (616)
        Notes receivable from shareholders                         (375)              (375)
                                                               --------           --------
           Total shareholders' equity                            25,574             28,117
                                                               --------           --------
           Total liabilities and shareholders' equity          $ 44,870           $ 47,306
                                                               ========           ========

-------------
(1) Derived from the December 31, 1997 audited financial statements.

            See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                      ------------------          --------------------
(thousands except per share amounts)                  1998          1997           1998          1997
-------------------------------------------------------------------------------------------------------
Net revenues                                       $ 12,779       $ 15,704      $ 39,503       $ 46,674
Cost of sales                                         6,976          8,104        21,618         24,969
                                                   --------       --------      --------       --------
Gross margin                                          5,803          7,600        17,885         21,705

Operating expenses:
    Research and development                          1,179            893         3,862          2,258
    Selling, general and administrative               4,813          5,382        15,881         16,060
                                                   --------       --------      --------       --------
                                                      5,992          6,275        19,743         18,318

Operating income (loss)                                (189)         1,325        (1,858)         3,387
Interest income (expense) and other, net               (138)            --          (454)           (24)
                                                   --------       --------      --------       --------

Income (loss) before income
    taxes and minority interest                        (327)         1,325        (2,312)         3,363
Provision for income taxes                              178            310           311            637
                                                   --------       --------      --------       --------

Income (loss) before minority interest                 (505)         1,015        (2,623)         2,726
Minority interest                                       232            114           321            188
                                                   --------       --------      --------       --------

Net income (loss)                                  $   (737)      $    901      $ (2,944)      $  2,538
                                                   ========       ========      ========       ========

Basic net income (loss) per share                  $  (0.06)      $   0.07      $  (0.24)      $   0.21
                                                   ========       ========      ========       ========

Diluted net income (loss) per share                $  (0.06)      $   0.07      $  (0.24)      $   0.20
                                                   ========       ========      ========       ========

Shares used in basic per share calculations          12,469         12,279        12,405         12,154
                                                   ========       ========      ========       ========

Shares used in diluted per share calculations        12,469         12,986        12,405         13,007
                                                   ========       ========      ========       ========

            See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                    ------------------
(thousands)                                                         1998          1997
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $(2,944)      $ 2,538
    Adjustments to reconcile net income (loss) to
      cash used by operating activities:
        Depreciation and amortization                               2,261         1,656
        Increase (decrease) from changes in:
           Accounts receivable                                        506        (1,975)
           Inventories                                                145          (714)
           Other current assets                                        45           157
           Accounts payable                                          (253)       (3,355)
           Accrued compensation                                       308          (626)
           Other current liabilities                               (1,192)           30
           Minority interest                                          325           188
                                                                  -------       -------
           Cash used by operating activities                         (799)       (2,101)
                                                                  -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                             (908)       (2,240)
    Cash paid for NWL acquisition, net of cash received                --          (960)
    Other                                                             146          (264)
                                                                  -------       -------
Cash used by investing activities                                    (762)       (3,464)
                                                                  -------       -------

CASH USED BY FINANCING ACTIVITIES:
    Payments on obligations under capital leases                     (143)          (70)
    Proceeds from the sale of common stock under stock plans          189         2,057
    Proceeds from bank loans                                        1,603         3,866
    Repayment of bank loans                                        (1,221)       (1,300)
                                                                  -------       -------
Cash provided by financing activities                                 428         4,553
                                                                  -------       -------

Decrease in cash and cash equivalents                              (1,133)       (1,012)
Cash and cash equivalents, beginning of period                      2,465         3,917
                                                                  -------       -------
Cash and cash equivalents, end of period                          $ 1,332       $ 2,905
                                                                  =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
           Interest                                               $   308       $   223
           Income taxes                                           $    14       $   118
        Non-cash financing activities:
           Equipment leases                                       $   680       $    --

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

2.    Inventory was comprised of the following (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                    -------------   ------------
        Sub-assemblies and purchased parts            $13,601         $13,098
        Finished goods                                  4,910           5,558
                                                      -------         -------
                                                      $18,511         $18,656
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

8. On November 9, 1998 the Company sold its AMS business unit to Heraeus Medical, Inc. ("HMI"), a newly established division of Heraeus Holding, GmbH. The Company acquired the AMS business as part of its acquisition in 1996 of Heraeus Surgical Inc. from Heraeus Med GmbH, a subsidiary of Heraeus Holding.

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

The following table contains selected income statement information which serves as the basis of the discussion of the Company's results of operations for the quarter and nine months ended September 30, 1998 (in thousands except for percentages):

                                  THREE MONTHS ENDED                         NINE MONTHS ENDED
                            SEPT. 30, 1998   SEPT. 30, 1997     %       SEPT. 30,1998     SEPT 30, 1997       %
                             AMOUNT   %(a)    AMOUNT   %(a)   CHANGE    AMOUNT    %(a)    AMOUNT   %(a)    CHANGE
                           ---------------   --------------   ------    -------   ----    ------   ----    ------
Revenues from sales of:
  Lasers                    $ 6,955    55%   $ 7,983    51%    (13)%    $20,891    53%   $21,806    47%     (4)%
  Ascent medical systems      1,329    10%     2,225    14%    (40)%      4,382    11%     7,763    17%    (44)%
  Instruments & supplies      2,916    23%     3,427    22%    (15)%      9,106    23%    11,120    24%    (18)%
  Service                     1,579    12%     2,069    13%    (24)%      5,124    13%     5,985    12%    (14)%
                            -------    --    -------   ---     ---      -------   ---    -------   ---     ---
  Total net revenues        $12,779   100%   $15,704   100%    (19)%    $39,503   100%   $46,674   100%    (15)%

Gross margin                $ 5,803    45%   $ 7,600    48%    (24)%    $17,885    45%   $21,705    47%    (18)%

Research & development      $ 1,179     9%   $   893     6%     32 %    $ 3,862    10%   $ 2,258     5%     71 %

Selling, general & admin.   $ 4,813    38%   $ 5,382    34%    (11)%    $15,881    40%   $16,060    34%     (1)%

---------------
(a) expressed as a percentage of total net revenues.

Net revenues decreased during the three and nine months ended September 30, 1998 relative to the corresponding periods of 1997 as a combined result of lower revenues from shipments of lasers, lower shipments of Ascent medical system ("AMS") products, lower shipments of instrumentation and supplies and lower sales of services.

Revenues from the sales of laser systems decreased during the quarter and nine month periods ended September 30, 1998 relative to the same periods in 1997. During the quarter ended September 30, 1998, relative to the same period in 1997, this was due to a combination of lower unit shipments at lower average unit prices. During the nine month period ended September 30, 1998, relative to the same period in 1997, this was due to a combination of lower unit shipments and higher average unit prices. The lower unit shipments are the net result of decreased shipments of the Company's KTP Surgical Laser Systems and CO(2) laser systems in the United States and Asia, partially offset by shipments of laser products acquired in the NWL acquisition. The lower average unit prices in the quarterly comparison are primarily the result of the introduction of the Company's Venus erbium laser which sold at average unit prices lower than the Company's other laser products while the higher average unit prices in the year to date comparisons are principally due to higher average unit prices for the Company's Aura office laser systems. The Company believes that the lower demand for its office laser products and CO(2) laser systems in the United States and the economic downturn in Asia may continue to impact negatively its revenues in these regions for the next several quarters.

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

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at September 30, 1998 and for the nine months then ended (in thousands):

                                      SEPTEMBER 30,           DECEMBER 31,
                                          1998                    1997
                                      ------------------------------------
Cash and cash equivalents                $ 1,332                $ 2,465
Total assets                             $44,870                $47,306
Net working capital                      $19,453                $20,313

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

YEAR 2000

As described earlier in this filing, the Year 2000 computer issue creates a risk for the Company. If systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse impact on the Company's operations. The risk for the Company exists in four areas: (i) information systems and equipment used by the Company to run its business, (ii) systems used by the Company's suppliers, (iii) the products sold by the Company, and (iv) the potential for reduced spending by customers for the Company's products and services as a result of significant spending on Year 2000 issues and related adverse effects of such issues on the customer's business. The Company is currently evaluating its exposure in all of these areas.

The Company has completed its evaluation of its internal information systems and equipment and has projects underway to upgrade systems and equipment that are already known to be Year 2000 non-compliant. The Company expects to be substantially complete with these projects by June 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its Year 2000 compliance efforts are unsuccessful relative to its internal systems. The Company has not developed alternative plans if upgrade or replacement is not feasible. The Company will consider the need for such plans upon completion of its upgrade projects in June 1999. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.1 million through September 30, 1998. The Company expects to spend an additional $0.1 million through December 31, 1999 for system and equipment upgrades and replacements which it expects to capitalize. The cost of the upgrades or replacements in the future is not expected to materially affect the Company's operating results and will be funded through working capital generated by operations. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, the Company believes that it will be able to complete its Year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

The Company is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant and expects to complete this process by June 1999 for all critical suppliers. Where practical, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company may need to seek alternative sources of supplies. However, such failures remain a possibility and could have a material adverse impact on the Company's results of operations or financial condition.

The Company believes the large majority of the products it sells are Year 2000 compliant; however, since all customer situations cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the Year 2000 transition. While litigation regarding Year 2000 compliance issues is expected to escalate, the Company does not believe that the impact of customer claims would materially affect the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses, whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of the Company's products and services. Such changes in customers' spending patterns could have an adverse impact on the Company's sales, but the impact on operating results and financial condition is not known at this time.

SUBSEQUENT EVENT

On November 9, 1998 the Company sold its AMS business unit to Heraeus Medical, Inc. ("HMI"), a newly established division of Heraeus Holding, GmbH. The Company acquired the AMS business as part of its acquisition in 1996 of Heraeus Surgical Inc. from Heraeus Med GmbH, a subsidiary of Heraeus Holding.

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

                                             LASERSCOPE

                                             Registrant

                                             /s/ Dennis LaLumandiere
                                             -----------------------------------
                                                 Dennis LaLumandiere
                                                 Vice President of Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

Date: January 20, 1999