Form 10-K405
period 1998-12-31
LASERSCOPE
filed 1999-03-30
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1998, or

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was approximately $17,000,000 as of March 15, 1999, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 12,545,977 shares of Registrant's Common Stock issued and outstanding as of March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 11,1999.


                      INTRODUCTORY STATEMENT AND REFERENCES


Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisitions of Heraeus Surgical, Inc. ("HSI") and NWL Laser-Technologie, GmbH ("NWL"), including the integration of the operations and assets acquired and the assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development, clearance by the U.S. Food and Drug Administration ("FDA") and other regulatory agencies, and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to raise capital on terms acceptable to the Company, or at all, the Company's ability to expand further into international markets, and public policy relating to health care reform in the United States and other countries. The forward-looking statements included herein speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements included herein.

Laserscope intends to continue expansion of its operations outside of the United States and to enter additional international markets. Such expansion efforts will require significant management attention and financial resources, and further subject the Company to the risks of operating internationally. The risks associated with international operations include, but are not limited to, unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. Although only seven percent of the Company's revenues were attributable to sales in Asia during the year ended December 31, 1998, the current economic instability in certain Asian countries could adversely affect Laserscope's business, financial condition and operating results. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. Laserscope cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of the Company's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may compromise Laserscope's ability to compete in terms of price against products denominated in local currencies. Also, there can be no assurance that regulatory, geopolitical and other factors will not adversely affect Laserscope's operations in the future or require the Company to modify its current business practices.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately nine months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with any noncompliance. Any year 2000 compliance problem encountered by Laserscope, its suppliers, its service providers or its customers could have a material adverse effect on the Company's financial condition and operating results. Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission ("SEC"), copies of which are available upon request from the Company.

References made in this Report to "Laserscope," the "Company" or the "Registrant" refer to Laserscope and its subsidiaries. References made in this Report to "HSI" refer to Heraeus Surgical, Inc. References made in the Report to "NWL" refer to NWL Laser-Technologie GmbH.

The following are registered trademarks of Laserscope which may be mentioned herein: Laserscope, Dermastat, KTP/532, KTP/YAG, MicroBeam, Opthostat, ClearView, Crossfire, Digilase, Infraguide, Illumina, Laserblade, Luxus, Permaline, Pinnacle, Sureshot, Ultralase, Ultraline and Ultraspot.

The following are common law trademarks and service marks of Laserscope which also may be mentioned herein: AccuStat, ADD, ADDStat, Ascent Medical Systems, Aura, Aura SL, Dermastat, DiscKit, Dual FX, Everything You Need. Everything Unique! (SM), Endostat, FiberLife, FocalStat, KTP/YAG, Laparostat, LaparoVac, LDD, Medical Insite (Web Site SM), MicronSpot, Microstat, Orion, People Who Do More (SM), The Power Family (SM), Pulsar, SmartConnector, SmartScan, SpineScope, SpineStat, StarPulse, ArthroGuide, Enhance, Hercules, InfraTips, On Target, OrthoProbe, QuickPulse, Radiance, Resilient, SpinaLase, SuperPulse, UroLine and Venus.

Photofrin and Optiguide are registered trademarks of QLT PhotoTherapeutics, Inc.

                                     PART I

ITEM 1. BUSINESS

General Overview of Business

Laserscope(R) designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers and advanced fiber-optic devices for a wide variety of applications, including photodynamic therapy to treat cancer and other diseases. Laserscope's portfolio consists of more than 350 products, including KTP/532(R), CO2, Nd:YAG, Er:YAG, Ruby, Diode and Dye medical laser systems, industrial laser systems and related energy delivery devices.

Primary medical markets served by Laserscope include dermatology, aesthetic surgery, urology, gynecology, ear, nose and throat surgery and photodynamic therapy. Secondary markets include general surgery, neurosurgery, orthopedics, gastroenterology and other surgical specialties.

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

Market Focus

Laserscope products are used in several surgical applications. Since the early 1990's, the ear, nose and throat (ENT), urology and gynecology (OB/GYN) specialties have continued to represent the primary markets into which Laserscope sells its broad range of laser systems and the majority of its energy delivery devices and surgical instruments. As a percentage of total revenues in 1998, the ENT, urology and OB/GYN markets accounted for approximately 19%, 8% and 10% of revenues, respectively.

Laserscope entered the dermatology/aesthetic surgery market in the mid 1990's with several, highly-versatile laser systems. Laserscope's desktop-sized Aura(TM) Laser System is among the industry's leading systems for the treatment of leg and facial veins. The Aura SL(TM) is specifically designed for the treatment of facial veins. The Venus is engineered for skin resurfacing (wrinkle removal) applications. The Levante(TM) Ruby Laser System is used for hair and tattoo removal. The Q-Switched Orion(TM) Laser System is currently marketed for tattoo removal only. As a percentage of total revenues in 1998, the dermatology/aesthetic surgery market accounted for approximately 29% of revenues.

The Company believes photodynamic therapy (PDT), a selective cancer treatment, has long-term potential applications for its products. In this modality, a photosensitizer drug is injected into a cancer patient intravenously. After a short time, the drug selectively concentrates in abnormal cells while largely clearing from normal tissue. The drug remains inactive until exposed to laser light. When applied, the laser energy, delivered through a disposable fiber-optic device, activates the drug and creates a toxic form of oxygen that destroys the cancerous cells with minimal damage to healthy cells.

The non-surgical, minimally-invasive approach of PDT allows the treating physician to be much more precise in destroying cancer cells at the tumor site. Both the photosensitizer drug injection and the laser treatment can be performed, in many cases, on an outpatient basis. In December 1998, Laserscope received approval from the FDA for its PDT Laser Systems and the photosensitizer PHOTOFRIN(R), manufactured by QLT PhotoTherapeutics, Inc., as a treatment for certain types of late-stage lung cancer. In January 1998, the FDA approved the same laser-drug combination for the treatment of early-stage lung cancer. These approvals followed an earlier FDA approval to treat certain late-stage esophageal cancers. The Company is also involved in clinical studies on other PDT applications, including some non-cancer applications, and is working in collaboration with most of the leading pharmaceutical firms that have PDT drugs in various stages of development.

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

The Orion(TM) Laser System is a mid-size, more powerful system for outpatient surgical centers and hospitals. It features dual KTP/532 and Nd:YAG wavelengths as well as StarPulse. The range of applications includes ENT, OB/GYN, urology, general surgery, neurosurgery, orthopedics, spine surgery, aesthetic surgery and dermatology. Both the Aura and Orion systems are available with SmartScan, a microprocessor-controlled beam-scanning device.

The Venus Erbium:YAG Laser System is among the most compact and powerful, commercially available Erbium lasers for skin resurfacing and other medical laser applications. Venus is one-half the size and weight of most other Erbium systems on the market, providing an easy-to-use, in-office system for such procedures as skin resurfacing or wrinkle removal. The Erbium:YAG wavelength is more superficially absorbed by the skin than the CO2 wavelength and provides a gentler form of skin resurfacing, suitable for younger patients with mild wrinkles or moderate sun damage, and can be used on both facial and non-facial skin such as the hands.

The 800 Series KTP/YAG(TM) Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, OB/GYN, ENT, aesthetic surgery, orthopedics, general surgery, neurosurgery, pulmonary surgery and gastroenterology. The KTP/532 beam surgically cuts, vaporizes and coagulates tissue with minimal disruption to adjacent areas. Cutting and vaporization are achieved hemostatically, making the system effective for endoscopic as well as open surgical procedures. Complementing the KTP/532 beam is the Nd:YAG infrared beam which provides deep coagulation and powerful ablative capabilities. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope's PDT laser dye module, enabling photodynamic therapy applications.

Laserscope's PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, and are portable and tunable to other wavelengths.

The Levante(TM) Dual Mode Ruby Laser, developed by NWL Laser-Technologie GmbH, a Laserscope subsidiary, is a 694 nm wavelength laser designed exclusively for dermatologic and aesthetic applications, specifically for the removal of hair, tattoos and pigmented lesions. The Levante laser offers technological improvements over other ruby lasers, such as an optional adjustable scanner that can treat areas ranging up to four inches by four inches.

Through its subsidiary NWL Laser-Technologie, the Company has access to additional Erbium:YAG, Krypton, pulsed Nd:YAG, Argon and CO2 lasers, as well as other lasers with industrial applications.

Laser Devices, Instruments and Disposables:

Laserscope offers a broad line of surgical instrumentation, disposables, kits and other accessories for use with its surgical laser systems. These products include disposable optical fibers, diffusing fibers for PDT applications, side-firing devices, individual custom handpieces for specific surgical applications, scanning devices, micromanipulators for microscopic surgery and various other devices, procedure-specific kits and accessories.

The disposable optical fibers are available in different lengths and diameters for different surgical applications and preferences. The handpieces, which are used to hold and aim the optical fiber, give the surgeon the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

Sales and Marketing

The Company concentrates much of its marketing efforts for its laser products on high volume surgical procedures such as the treatment of facial vascular lesions, the treatment of leg veins and hair removal. Laserscope believes that increased market awareness of both the benefits of laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for its laser and laser-based products. As a result, the Company has designed its marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety and cost-effectiveness of its surgical laser systems.

Laserscope promotes its products through trade shows and exhibits covering most of the surgical specialties, physician workshops and seminars, medical journal advertising and direct mailings. The Company supports and participates in a substantial number of workshops and seminars. For laser products, the workshops usually include a demonstration of the Company's laser systems and provide surgeons with hands-on experience using the Company's products.

Distribution

In the United States, the United Kingdom and France, the Company distributes its products to hospitals, outpatient surgical centers and physician offices through its own direct sales force. In Germany, Laserscope products are distributed by NWL Laser-Technologie, GmbH. Elsewhere, Laserscope products are sold through regional distributor networks. As of December 31, 1998, 36 distributors serve 61 countries throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business

Revenues from Europe, Asia and the Pacific Rim continue to account for an increasing percentage of total sales. Approximately 42% of Laserscope's 1998 revenues were derived from its international operations including export sales, up from 33% in 1997 and 26% in 1996. The Company expects that international sales will continue to represent a significant percentage of net sales in 1999.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL's shareholders approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1.0 million to increase its equity position to a 52% interest in NWL. In January 1999, the Company paid approximately $0.8 million cash and agreed to pay $0.5 million on April 15, 1999 to acquire an additional 27% interest in NWL bringing its ownership interest to 79%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets and $0.2 million for additional interest in tangible assets. Laserscope expects to pay an additional $1.0 million in January 2001 for the remaining interest in NWL.

Installed Base of Lasers

Laserscope has more than 6,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

Installation, Service and Support

A direct field service organization provides installation and service for the Company's products. The Company generally provides a twelve-month warranty on its laser systems. After expiration of the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis at the election of the customer. The Company also has a "99.0% Uptime Guarantee" on its laser systems. Under provisions of this guarantee, the Company extends the term of the related warranty or contract if specified system uptime levels are not maintained.

Research and Development

The Company operates in an industry that is subject to rapid technological changes. Laserscope's ability to remain competitive in its industry depends on, among other things, its ability to anticipate and react to such technological changes. Therefore, the Company intends to continue to invest significant amounts in research and development.

Laserscope's current research and development programs are directed toward the development of new laser systems and delivery devices. For example, new laser systems for the emerging PDT market and other applications are currently in development. However, there can be no assurance that the PDT market will develop as anticipated or that Laserscope's product development efforts will prove successful. Nor can there be any assurance that such new products, if developed and introduced, will receive market acceptance.

Manufacturing

The Company manufactures the laser resonators, system chassis and certain accessories used in its laser systems in the United States. The Company's laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to the Company's designs and specifications by outside vendors. The Company believes that it has sufficient manufacturing capacity in its present facilities to support current operations at least through the end of 1999. NWL also manufactures certain laser products at its facility in Germany.

In addition to its laser manufacturing capability, the Company has a production facility in the United States for certain of its disposable products. The Company's Endostat fibers and Angled Delivery Devices are manufactured in this facility

Certain of the components used in the Company's products, including potassium titanyl phosphate (KTP) crystals, molded and cast components, power supplies, and certain optical components, are purchased from single sources. While the Company believes that most of these components are available from alternative sources, an interruption of these or other supplies would adversely affect the Company. KTP crystals are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States which is geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, an interruption in the supply of crystals would have an adverse effect on the Company's business and results of operations.

Employees

At December 31, 1998, the Company had 248 full-time employees. The Company believes that it maintains competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain such personnel, who are in great demand, however, there can be no assurances that it will be able to do so.

Competition

The medical equipment market is highly competitive. The ability of the Company to compete effectively depends on such factors as market acceptance of its products, product performance and price, customer support, the success and timing of new product development and continued development of successful channels of distribution. Some of the Company's current and prospective competitors have or may have significantly greater financial, technical, manufacturing and marketing resources than the Company. In early 1998, the medical equipment industry experienced significant consolidation when two of the Company's largest competitors, ESC Medical Systems and Laser Industries, combined to become the largest participant in the medical equipment industry. To compete, the Company will need to continue to expand its product offerings, periodically enhance its existing products and continue to expand its distribution internationally.

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

At present, the Company maintains product liability insurance on a "claims made" basis with coverage of $10.0 million in the aggregate with a deductible of $0.1 million per occurrence and an annual maximum aggregate deductible of $0.5 million. There can be no assurance that such insurance will be available at a reasonable cost, if at all, in the future, nor can there be any assurance that other claims will not be brought against the Company which would exceed applicable insurance coverage.

Factors Affecting Financial Results and Stock Price

A number of factors affect the Company's financial results and stock price, particularly on a quarterly basis. One such factor is the timing of shipments. The Company's laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked affect on the Company's results of operations on a quarterly basis. A delay in product shipments near the end of a quarter could cause quarterly results to fall short of anticipated levels.

A related factor is the timing of orders. To the extent orders are received by Laserscope near the end of a quarter, the Company may not be able to fulfill the order during the balance of that same quarter. Additionally, the Company typically receives a disproportionate percentage of its orders toward the end of each quarter. To the extent that anticipated orders are not received or are delayed beyond the end of the applicable quarter, Laserscope's revenues may be adversely affected and the Company's revenues may be unpredictable from quarter to quarter. Further, there can be no assurance that revenue growth or profitability on a quarterly or annual basis will be accomplished. Factors affecting operating results include, but are not limited to: Product mix, competitive pricing pressures, material costs, revenue and expenses related to new products and enhancements to existing products, as well as delays in customer purchases in anticipation of new products or product enhancements by the Company or its competitors.

The market price of Laserscope's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as quarterly fluctuations in the Company's financial results, changes in analysts' estimates of future results, changes in investors' perceptions of the Company or the announcement of new or enhanced products or strategic transactions by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by general conditions in the medical equipment industry or conditions in the financial markets generally.

Patents and Licenses

While the Company believes the patents that it has and for which it has applied are of value, other factors are of greater competitive importance. Laserscope holds several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, the laser resonator and the connector used to attach disposable and reusable instrumentation to the Company's laser systems.

In April 1992, Laserscope entered into a worldwide, license agreement with PDT, Inc. ("PDTI") (now named Miravant) for licenses to PDTI's dye laser technology. Under the terms of the agreement, Laserscope acquired a fully paid up license to manufacture products using PDTI's dye laser technology while PDTI retains ownership of the intellectual property licensed to the Company under the agreement and has the right to manufacture, have manufactured, use, lease and sell the dye laser technology for use in photodynamic therapy with PDTI photodynamic drugs.

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of the Company's products and in the Company's ongoing research and development activities.

Laserscope and its products are regulated by the FDA under statutory authorities, including the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the Radiation Control for Health and Safety Act.

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

Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change. The European community is in the process of developing a new approach to the regulation of medical products, which may significantly change how medical devices are marketed in those countries, within the next several years. In February 1996, Laserscope achieved ISO 9001 and CE (European Conformation) Mark registration in anticipation of this change.

Laserscope is also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services, as a medical device manufacturer. The Company is inspected on a routine basis by both the FDA and the State of California for compliance with the FDA's Current Good Manufacturing Practice regulations. Those regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing, testing and quality control activities. If violations of applicable regulations are noted during these inspections, the continued marketing of any products manufactured by the Company may be adversely affected.

In addition, Laserscope's laser products are covered by a performance standard for laser products set forth in FDA regulations. The laser performance standard imposes certain specific record keeping, reporting, product testing and product labeling requirements on the Company. These requirements also include affixing warning labels to Laserscope's laser systems and the incorporation of certain safety features in the design of the Company's products. The Company believes that it is in material compliance with all of these requirements.

Complying with applicable governmental regulations and obtaining necessary clearances or approvals can be time-consuming and expensive, and there can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of Laserscope's products. Furthermore, the Company cannot predict the extent or effect of future legislation or regulations on its business.

Laserscope is also subject to regulation under federal and state laws regarding, among other things, occupational safety, the use and handling of hazardous materials and the protection of the environment. The Company believes that it is in material compliance with these requirements.

Acquisitions and Dispositions

On August 30, 1996, Laserscope consummated the acquisition of Heraeus Surgical, Inc. ("HSI"), a Delaware Corporation and wholly owned subsidiary of Heraeus Med GmbH ("Heraeus Med"), a company organized under the laws of the Federal Republic of Germany. As consideration for HSI and certain of the assets and liabilities of Heraeus Med's laser distribution operations, Laserscope paid Heraeus Med $2 million and issued to Heraeus Med 4,609,345 shares of Laserscope common stock (the "Heraeus Shares"). The Heraeus Shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). On August 30, 1997, certain contractual limitations on Heraeus Med's ability to transfer the Heraeus Shares expired. During February and March of 1998, Heraeus Med began limited sales of the Heraeus Shares pursuant to Rule 144 of the Securities Act and through March 13, 1998 had sold 271,000 shares. The balance of the shares was sold by Heraeus Med in a private placement in May 1998.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL's shareholders approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1.0 million to increase its equity position to a 52% interest in NWL. In January 1999, the Company paid approximately $0.8 million cash and agreed to pay $0.5 million on April 15, 1999 to acquire an additional 27% interest in NWL bringing its ownership interest to 79%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets and $0.2 million for additional interest in tangible assets. Laserscope expects to pay an additional $1.0 million in January 2001 for the remaining interest in NWL.

During November 1998, Laserscope and Heraeus Medical, Inc. (HMI) (a division of Heraeus Med) concluded the sale by the Company of certain assets and liabilities related to Laserscope's AMS product line. The AMS product line was originally purchased by Laserscope in the acquisition of HSI. The Company received $0.8 million from HMI, and rights to $0.1 million that remains in escrow until November 1999, in exchange for such assets and liabilities.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1998:

          NAME                     AGE     POSITION
--------------------------         ---     -----------------------------------------------
Robert J. Pressley, Ph.D.           66     Chairman of the Board
Robert V. McCormick                 54     President, Chief Executive Officer and Director
Thomas B. Boyd                      52     Senior Vice President of International
John Allison                        42     Vice President of Operations and International
Kevin Candio                        45     Vice President of Sales and Service
Dennis LaLumandiere                 45     Vice President of Finance, Chief Financial
                                             Officer and Assistant Secretary
Eric M. Reuter                      37     Vice President of Research and Development
Susan Webster                       53     Vice President of Marketing

Robert J. Pressley, Ph.D. is a co-founder of the Company and has been a director since its founding. Dr. Pressley was appointed Chairman of the Board of Directors in June 1998. Dr. Pressley co-founded Candescent Technologies Corporation (formerly named Silicon Video Corporation), a developer of electronic products, and served as its President and Chief Executive Officer from January 1991 to January 1994. Dr. Pressley also founded XMR, Inc., a manufacturer of eximer lasers and laser systems, and served as its Chief Executive Officer from March 1979 until March 1990. Dr. Pressley has been a self-employed technology consultant since January 1995.

Robert V. McCormick has been President of the Company since December 1991 and Chief Executive Officer since July 1992. From December 1991 to July 1992, Mr. McCormick also served as the Company's Chief Operating Officer. He has been a director of the Company since July 1992. Mr. McCormick also served as the Company's Senior Vice President of Marketing and Field Operations from April 1991 to December 1991. Mr. McCormick was employed by Acuson Corporation, a manufacturer of medical imaging equipment, from 1983 to April 1991 in a variety of sales and marketing executive positions, culminating as Vice President of Marketing and Field Operations.

Thomas B. Boyd served as Senior Vice President of Operations and Finance from April 1994 to September 1996 and was appointed to the position of Senior Vice President of Operations and International in September 1996. Prior to joining Laserscope, from January 1992 to March 1994, Mr. Boyd was Vice President of Operations for American Safety Razor (ASR) Co., a consumer and medical products company. From August 1975 to December 1991, he was employed by Baxter Healthcare Corporation, an international manufacturer and distributor of healthcare products, in various financial and operations management positions, including Vice President of Manufacturing from September 1989 to December 1991.

John Allison has served as Vice President of Operations since June 1998. Prior to joining Laserscope, from January 1998 to June 1998, Mr. Allison was a self-employed consultant in the field of quality assurance. From March 1996 to January 1998 Mr. Allison served as Vice President of Quality Assurance and Regulatory Compliance of Ventritex, an implantable defibrillator company. From 1992 to March 1996, Mr. Allison served as Senior Director of Quality Assurance and Regulatory Compliance for Nellcor Puritan Bennett, a respiratory products company. Prior to joining Nellcor Puritan Bennett, from 1989 to 1992, Mr. Allison was a Managing Consultant for the Manufacturing Consulting division of Coopers & Lybrand, an accounting firm.

Kevin Candio joined Laserscope in November 1988 as Eastern Zone Sales Manager and has served as Vice President of Sales and Service since November 1997. Prior to joining Laserscope, he held various sales and sales management positions at Coopervision Surgical Systems, a medical device company, from August 1983 to November 1988.

Dennis LaLumandiere joined Laserscope in September 1989 as Corporate Controller. Mr. LaLumandiere has served as Vice President of Finance since February 1995, Chief Financial Officer since February 1996 and Assistant Secretary since November 1996. Prior to joining Laserscope, from 1983 to 1989, Mr. LaLumandiere held various financial and operations management positions at Raychem Corporation, a multinational materials science company.

Eric M. Reuter has served as Vice President of Research and Development since September 1996. Prior to joining the Company, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University (SLAC) as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring used for high energy physics research. From February 1991 to January 1994, he served as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems - Oncology Care Systems, a medical device company. From July 1984 to January 1991, Mr. Reuter held various positions in design engineering, project engineering and engineering management at SLAC.

Susan Webster has served as Vice President of Marketing since June 1998. Prior to joining the Company, from May 1994 though June 1998, Ms. Webster successively served as Senior Marketing Manager and Director of Marketing at Dade Behring, an international medical diagnostics company. From May 1993 through April 1994, Ms. Webster served as Marketing Manager with Kollsman Medical Corporation, a medical device engineering and manufacturing company. From January 1987 through April 1993, Ms. Webster held various sales and marketing positions with Boehringer Mannheim, an international medical diagnostics corporation. Ms. Webster is a licensed Medical Technologist, and held a variety of clinical laboratory positions prior to joining Boehringer Mannheim.

ITEM 2. PROPERTIES

Laserscope leases three buildings and supplemental warehouse space aggregating approximately 91,000 square feet in San Jose, California under leases expiring in February 2001. The Company has options to extend the leases at the then-current market rates. These facilities house the Company's research and development and manufacturing operations as well as the Company's principal sales, marketing, service and administrative offices. During late 1996, Laserscope invested approximately $1 million in leasehold improvements to these facilities to accommodate the employees hired as a result of the acquisition of HSI. The Company believes that these facilities are suitable for its current operations and are adequate to support those operations through the end of 1999. The Company also leases offices in the United Kingdom and France where the Company's local sales and marketing staffs are based. NWL's facilities consist of a leased office and a 35,000 square foot facility owned by NWL in Germany.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the normal course of its business. These proceedings may include product liability and employee-related issues. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 15, 1999, the Company had approximately 800 shareholders of record.

The following table shows the Company's high and low selling prices for the years ended December 31, 1998 and December 31, 1997 as reported by the Nasdaq National Market System:

                                            1998
                             ----------------------------------
                             High Bid                   Low Bid
                             --------                   -------
First Quarter                $ 5 3/8                   $ 2 7/16
Second Quarter               $ 3 3/8                   $ 2 1/16
Third Quarter                $ 2 3/8                   $ 1 1/16
Fourth Quarter               $ 2 5/32                  $  15/16


                                            1997
                             ----------------------------------
                             High Bid                   Low Bid
                             --------                   -------

First Quarter                $ 9 5/8                   $ 5 7/8
Second Quarter               $ 8 1/8                   $ 5
Third Quarter                $ 8 3/8                   $ 4 1/8
Fourth Quarter               $ 6 3/4                   $ 4 1/8

The Company has not paid dividends on its common stock and has no present plans to do so. Provisions of the Company's bank line of credit prohibit the payment of dividends without the bank's consent.

ITEM 6.    SELECTED FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                           1998(1)(2)             1997(3)(4)            1996(5)           1995             1994
                           ----------             ----------          ----------       ----------       ----------
Net revenues                  $52,728                $61,349             $42,844          $30,133          $36,320
Net loss                       (9,796)                  (843)             (1,692)          (3,552)            (931)
Basic & diluted net
  loss per share(6)             (0.79)                 (0.07)              (0.18)           (0.51)           (0.13)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                 1998(1)(2)           1997(3)(4)          1996(5)         1995           1994
                                 ----------           ----------        ----------     ----------     ----------
Cash, cash equivalents &
 short-term investments             $ 1,456              $ 2,465           $ 3,917        $ 2,278        $ 6,602
Working capital                      13,722               20,313            18,444         12,564         16,825
Total assets                         36,593               47,306            44,469         23,582         27,321
Capital leases (excluding
 current portion)                     1,012                  274               202             15             27
Other long term debt                  1,693                2,970                --             --             --
Shareholders' equity                 18,671               28,117            27,175         17,326         20,901

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                                                   THREE MONTHS ENDED
                                                        -----------------------------------------------------------------------
                                                         MAR. 31,          JUN. 30,(3)        SEP. 30,(5)     DEC. 31,(1)(2)(4)
                                                        ----------         -----------        -----------     -----------------
1998
----
Net revenues                                               $13,591            $13,133            $12,779            $13,225
Gross Margin                                                 6,570              5,512              5,803              3,271
Net  loss                                                     (230)            (1,977)              (737)            (6,852)
Basic and diluted net loss per share                         (0.02)             (0.16)             (0.06)             (0.55)

1997
----
Net revenues                                               $15,763            $15,207            $15,704            $14,675
Gross Margin                                                 7,076              7,029              7,600              3,365
Net income (loss)                                              881                756                901             (3,381)
Basic & diluted net income (loss) per share(6)                0.07               0.06               0.07              (0.27)

(1) The Company sold assets & liabilities related to its AMS product line on November 9, 1998 at a loss of $1.1 million.

(2) The Company recorded $2.1 million inventory provision in the quarter ended December 31, 1998.

(3) The Company closed the acquisition of a 52% equity ownership of NWL Laser-Technologie GmbH on June 13, 1997.

(4) The Company recorded $3.0 million inventory provision in the quarter ended December 31, 1997.

(5) The Company closed the acquisition of Heraeus Surgical, Inc. on August 30, 1996.

(6) The net income (loss) per share amounts prior to December 1997 have been restated to comply with Statement of Accounting Standard Number 128, Earnings Per Share. (See Note 1 in Notes to the Consolidated Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from Laserscope's consolidated statement of operations, expressed as a percentage of net revenues:

                                                          1998              1997              1996
-----------------------------------------------------------------------------------------------------
Net revenues                                               100.0%            100.0%            100.0%
Cost of sales                                               59.9              59.1              51.1
                                                        --------          --------          --------
Gross margin                                                40.1              40.9              48.9
Operating expenses:
 Research and development                                    9.9               5.5               6.0
 Purchased in-process research & development                  --                --               5.5
 Selling, general and administrative                        41.1              36.3              39.1
 Other non-recurring charges related to
  the acquisition of Heraeus Surgical, Inc.                   --                --               2.0
 Impairment of intangible assets                             3.6                --                --
                                                        --------          --------          --------

                                                            54.6              41.8              52.6

Operating loss                                             (14.5)              (.9)             (3.7)

Interest income (expense) and other, net                    (1.3)               .3                .1
Loss on sale of AMS                                         (2.1)               --                --
                                                        --------          --------          --------

Loss before income taxes and minority interest             (17.9)              (.6)             (3.6)

Provision for income taxes                                    .4                .6                .4
                                                                          --------          --------

Loss before minority interest                              (18.3)             (1.2)             (4.0)

Minority interest                                             .3                .2                --
                                                        --------          --------          --------

Net loss                                                   (18.6)%            (1.4)%            (4.0)%
                                                        ========          ========          ========

Laserscope sells its products to hospitals, outpatient surgery centers, pay per use providers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. The Company's sales in the United States are made through its own direct sales force. The Company's export sales are generated by its wholly and majority owned subsidiaries throughout the United Kingdom, France and Germany and by independent distributors in the rest of the world. Through December 31, 1998, sales outside of the United States have been denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars for the rest of the world.

During 1998,1997 and 1996 the results of operations reported by Laserscope were not materially affected by fluctuations in foreign currencies. However, the Company is exposed to risk in a number of areas. Although over 71% of its revenues were denominated in U.S. dollars in 1998 and over 81% of its revenues were denominated in U.S. dollars in 1997, market risk exists in foreign countries where the Company sells in U.S. dollars, and where a major strengthening of the U.S. dollar could have a material negative impact on its business. In addition, the recent introduction of the Euro as a currency in several European countries could negatively affect Laserscope's ability to sell its products in exchange for U.S. dollars in those countries. In January 1999, the Company's subsidiary in France began to denominate its sales and report its financial statements in the Euro, while the other subsidiaries have not yet adopted a such practice. Any major strengthening of the U.S. dollar against the Euro, the British Pound Sterling or the German Mark could have a material adverse effect on the Company's business. Finally, the Company currently sources the majority of material for its manufacturing production in the country of manufacture, and therefore has insignificant foreign exchange risk relative to the settlement of liabilities.

1998 RESULTS COMPARED TO 1997.

During 1998, Laserscope's revenues decreased approximately $8.6 million, or 14%, from 1997. Almost half of the decrease was due to a decline in revenues from sales of AMS products. These revenues accounted for approximately $5.2 million of all revenues in 1998, compared to approximately $9.2 million in 1997. Laserscope discontinued the sales of these products in November 1998 and sold the assets and liabilities related to the product line to Heraeus Medical, Inc. at that time. In addition, the Company experienced declines in revenues from the sales of disposables and instrumentation, and services, which were approximately $12.1 million and $6.7 million, respectively, in 1998, compared to $14.7 million and $8.1 million, respectively, in 1997.

During 1998, Laserscope's revenues from the sales of laser equipment decreased 2% and were $28.8 million, or 55%, of total net revenues, compared to $29.4 million, or 48%, of total net revenues in 1997. Increases in revenues from sales of laser equipment were due to a complete year of sales from NWL, which contributed approximately $7.8 million of such revenues in 1998, compared to approximately $4.8 million from June through December 1997. Offsetting the increases contributed by NWL were reduced shipment levels in the United States and Pacific Rim, and higher shipment levels in Europe. Overall, unit sales in 1998 were at approximately the same level as in 1997, with lower average unit prices contributing to the 2% decline in revenue. The Company believes that continuing cost control measures by its hospital customers in the United States, as well as strong competition in the Unites States private physician office markets, continues to negatively affect laser sales in United States. Laserscope also believes that the negative economic conditions in the Pacific Rim region have also affected its ability to increase sales in this region. Consequently, the Company expects that its revenue mix trends in the U.S. market will continue to shift toward lower-priced office lasers, that economic conditions in the Pacific Rim region will continue to negatively affect Laserscope's revenues and that growth in revenues from the sales of laser equipment, if any, will be derived from continued growth in the European region.

Laserscope's net revenues from shipments of disposable supplies and instrumentation were 17% lower in 1998 than 1997, and were approximately $12.1 million, or 23%, of total revenues in 1998, compared to approximately $14.7 million, or 24%, in 1997. The decrease is principally attributable to reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim. The Company believes that trends in sales of laser equipment in the United States, which have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures, has resulted in lower sales of disposable supplies and instrumentation. Office lasers used in aesthetic procedures, although often times carrying accompanying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects that revenues from the sales of instrumentation and disposable supplies will depend on the Company's ability to increase its installed base of systems, and to promote and develop surgical procedures which use these products.

The Company's net service revenues during 1998 were 18% lower than 1997. These revenues were $6.6 million, or 12%, of total net revenues in 1998, compared to $8.1 million, or 13%, of total net revenues in 1997. The decrease is principally attributable to lower domestic revenues as a result of reduced service contract revenues from hospitals. Laserscope believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market is generally increasing, and the Company continues to view expansion of international sales as important to the Company's success. During 1998, international revenues accounted for 42% of total net revenues, compared to 33% of total net revenues during 1997.

Laserscope's product gross margin as a percentage of net revenues in 1998 was 45%, compared to 44% in 1997. These percentages reflect $2.1 million in charges recorded to provide for inventory related to discontinued product lines in 1998, and $3.0 million in charges during 1997 to provide for inventory that the Company considered to be potentially excessive. These charges reduced Laserscope's product gross margin as a percentage of net revenues by 5 percentage points in each of 1998 and 1997. The increase in gross margin (without respect to the inventory provisions) is due a product mix shift away from AMS products and towards laser products. Since its acquisition of HSI, Laserscope acted as a distributor for the majority of the AMS products. These products were manufactured by other companies. Revenues from sales of the AMS products generally generated lower gross margins than products manufactured by the Company. Laserscope expects that product gross margin as a percentage of net revenues will be higher in 1999 than in 1998, because the Company no longer distributes AMS products. However, the Company expects that these amounts may vary from quarter to quarter during 1999 as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Gross margin from service activities as a percentage of service revenues was 6% in 1998, compared to 23% in 1997. The decrease reflects a further decline in service revenues without a corresponding reduction to the fixed cost structure, together with inefficiencies in performing service activities supporting the Company's AMS products. Although Laserscope expects similar revenue levels in 1999, the Company implemented cost reduction measures during late 1998 and is no longer servicing AMS products. As a result of these factors, the Company expects that gross margin as a percentage of net revenues from service activities will be higher in 1999 than in 1998.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1998, amounts spent on research and development increased 54% from amounts spent in 1997. The growth was due to increased laser product development activity in the United States, and, to a lesser extent, a full year of NWL's research and development expenses in 1998 compared to six months in 1997. The Company expects that amounts spent in research and development during 1999 will, as a percentage of net revenues, be approximately equal to that which was spent in 1998.

Selling, general and administrative expenses decreased 3% in 1998, but increased as a percentage of net revenues due to decreased revenues. The decrease primarily results from the discontinuance of the AMS product line after the sale of related assets and liabilities in November 1998. The Company expects selling, general and administrative expenses to remain at similar levels during 1999 as the Company continues to invest in international expansion, marketing programs and educational support.

During 1998, the Company recognized an impairment loss on certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc, ("HSI"). The intangible assets relate to certain laser product lines that Laserscope discontinued as of December 31, 1998 or intends to discontinue in early 1999. The Company determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. The Company expects that the undiscounted future cash flows for these product lines would be significantly less than the carrying value of the intangible assets relating to these product lines. Accordingly, Laserscope recorded an impairment charge of $1.9 million in 1998 to adjust the assets to their estimated fair value.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI. These charges consisted of a $2.4 million charge to write off purchased in-process research and development that arose from the acquisition, and a $0.9 million charge to write off certain assets which became redundant as a result of the acquisition.

The in-process research and development charge recognized by the Company in 1996 relates principally to three projects that were in process at HSI at the acquisition date. Two of the projects related to laser development and one to a disposable device. During 1997, Laserscope spent approximately $0.4 million relating to the first laser project and approximately $0.1 million in 1998. During 1998, the Company concluded that the potential market for the product had declined from original expectations and therefore the product was no longer commercially viable. Laserscope does not intend to invest additional resources to complete this product. During 1997 and 1998, the Company did not invest further in the second laser product due to conflicting resource priorities during this period. The Company does intend to invest further in this project in late 1999 or early 2000 and expects that the project will require approximately $1.0 to $1.5 million to commercialize the product in 2000. The impact on the Company if it does not commercialize the product will depend on the market demand for such products at the time of completion. The final project related to a disposable device that Laserscope invested approximately $0.1 million in 1997 and $0.1 million in 1998 to commercialize. After clinical research, the Company concluded in 1998 that the product could not compete effectively with alternative products that competitors had commercialized, and consequently decided not to further pursue the product.

The assets related to the $0.9 million charge were principally computer software and inventory that Laserscope abandoned since the acquisition.

During 1998, the Company concluded the sale of certain assets and liabilities related to the AMS product line to Heraeus Medical, Inc. (a division of Heraeus Med GmbH). Laserscope purchased the product line in the acquisition of HSI and revenues from sales of products in this line decreased in 1997 and 1998. Due to these declines and a desire to redirect Laserscope's resources towards laser products, the management of the Company sold the assets and liabilities related to the product line in November 1998. Laserscope received $0.8 million, and rights to $0.1 million that remains in escrow until November 1999, in exchange for certain assets and liabilities relating to the product line. The result of the transaction was a loss to the Company of $1.1 million.

In 1998 and 1997, Laserscope recorded $184,000 and $370,000, respectively, in income tax provisions primarily attributable to the profits of NWL as well as other foreign income and withholding taxes, and federal and state minimum taxes.

Minority interest in 1998 and 1997 resulted from the minority ownership participation in NWL's net income.

Laserscope has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed in the Notes to the Financial Statements, the alternative fair value accounting provided for under SFAS 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the financial statements. The pro forma effect on Laserscope's results of operations caused by measuring stock option compensation at fair value would have resulted in charges to earnings of $1.4 million, $1.4 million and $1.1 million, in 1998, 1997 and 1996, respectively. The Company anticipates that pro forma charges to earnings in 1999 will be comparable to 1998 since it expects to continue to grant stock options at levels comparable to prior years, and most of its option grants have an expected life of 4 years with the pro forma effect of each grant amortized over the expected life.

1997 RESULTS COMPARED TO 1996.

During 1997, the Company's revenues increased by approximately $18.5 million, or 43%, from 1996. The majority of the increase was due to a full year of revenues from sales of products and services acquired in the HSI acquisition that closed August 1996. These product and services revenues accounted for approximately $15.5 million and $3.4 million, respectively, in 1997 compared to approximately $5.7 million and $1.3 million, respectively, in 1996. In addition, the Company recorded approximately $4.5 million in revenues from sales of products and $0.4 million in revenues from sales of services acquired in the acquisition of the majority interest in NWL in June 1997.

During 1997, the Company's revenues from the sales of capital equipment increased 72% and were $38.6 million, or 63%, of total net revenues, compared to $22.4 million, or 52%, of total net revenues in 1996. Approximately $9.5 million of the increase was from a complete year of sales of capital equipment products acquired in the HSI acquisition. The NWL acquisition accounted for approximately $4.1 million of such revenues. The remainder of the increase is attributed to higher unit sales, at lower unit prices, of the Company's Aura office laser.

The Company's net revenues from shipments of disposable supplies and instrumentation were 2% higher in 1997 than in 1996, and were approximately $14.7 million, or 24%, of total revenues in 1997, compared to approximately $14.5 million, or 34%, in 1996. The net increase in absolute dollars reflects incremental revenues resulting from the acquisitions of HSI and NWL, and increased shipments of accessories used in aesthetic procedures, offset by lower shipments of its side-firing devices for laser prostate surgeries. The decline in proportion of total net revenues is primarily attributable to increased capital equipment shipments during 1997.

The Company's net service revenues during 1997 were 35% higher than in 1996. These revenues were $8.1 million, or 13%, of total net revenues in 1997, compared to $6.0 million, or 14%, of total net revenues in 1996. The increase in absolute dollars reflects higher international service revenues in addition to incremental revenues resulting from the acquisitions of HSI and NWL. The decrease in proportion to total net revenues was principally due to the increased capital equipment shipments in 1997.

The Company's product gross margin as a percentage of net revenues in 1997 was 44%, compared to 51% in 1996. The reduction reflects $3.0 million in charges recorded to provide for inventory that the Company considered to be potentially excessive in light of planned new product introductions in 1998 and lower than expected fourth quarter 1997 orders and shipments. Without these charges, the Company's product gross margin as a percentage of net revenues would have been 49% in 1997. In addition, a higher proportion of the Company's revenues in 1997 came from sales to independent, international distributors than in 1996. These revenues generally generate lower gross margins than sales through its direct sales force. Finally, the Company acted as a distributor of certain product lines that were manufactured by other companies. Revenues from sales of these products generally generated lower gross margins than products manufactured by the Company.

Gross margin from service activities as a percentage of net service revenues was 23% in 1997, compared to 34% in 1996. The decline reflected further price erosion due to restructuring of the Company's contract programs in response to competitive market conditions, together with inefficiencies in performing service activities supporting the Company's non-laser products.

Research and development expenses resulted from activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1997, amounts spent on research and development increased 33% from amounts spent in 1996, due to a combination of increased spending in product development and incremental research and development spending by NWL.

Selling, general and administrative expenses increased 33% in 1997. The increase primarily results from new personnel hired by the Company in connection with the HSI and NWL acquisitions.

During the quarter ended September 30, 1996, the Company recorded non-recurring charges directly attributable to the acquisition of HSI. These charges consisted of a $2.4 million charge to write off purchased in-process research and development that arose from the acquisition, and a $0.9 million charge to write off certain assets which became redundant because of the acquisition.

During 1997, the Company recorded a $370,000 income tax provision primarily attributable to the post-acquisition profits of NWL, as well as other foreign income and withholding taxes and federal and state minimum taxes. During 1996, the Company recorded a $152,000 income tax provision due to the non-deductible charge for in-process research and development, offset by the benefit of net operating loss carryforwards.

Minority interest in 1997 resulted from the minority ownership participation in NWL's post-acquisition net income.

FINANCIAL REVIEW - LIQUIDITY AND CAPITAL RESOURCES

Total assets and liabilities as of December 31, 1998 were $36.6 million and $17.9 million, respectively, compared to assets and liabilities of $47.3 million and $19.1 million, respectively, at December 31, 1997. Working capital decreased $6.6 million from $20.3 million at December 31, 1998 to $13.7 million at December 31, 1997. Cash and cash equivalents decreased $1.0 million from $2.5 million at December 31, 1997 to $1.5 million at December 31, 1998. The decrease to working capital was primarily the result of the net loss for the year.

Cash used by operating activities was the combined result of a net loss of $9.8 million, reductions in deferred revenue and warranty of $0.5 million and $0.2 million, respectively, and an increase to other assets of $0.3 million. These uses were offset partially by non-cash inventory charges of $2.1 million, non-cash asset impairment charges of $1.9 million, depreciation of $1.9 million, the loss on the sale of AMS related assets and liabilities of $1.1 million and amortization of $1.0 million. In addition, the uses were also offset partially by the following reductions and increases (each before non-cash charges and without giving effect to the sale of AMS related assets and liabilities): (i) reductions in accounts receivable, inventories and other current assets of $0.4 million, $0.5 million and $0.3 million, respectively; and (ii) increases in accounts payable, other accrued liabilities and minority interest of $0.8 million, $0.6 million and $0.2 million, respectively.

Cash used by investing activities primarily consisted of capital expenditures of $1.0 million offset by $0.8 million in cash proceeds received in the sale of AMS related assets and liabilities.

Cash used by financing activities primarily consisted of $0.8 million net reduction in bank borrowings and $0.2 million in payments on capital leases, offset by $0.3 million from sales of stock under the Company's stock plans.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1999. At December 31, 1998, the collateral provisions of the line allowed for approximately $2.7 million in borrowings and $2.5 million in borrowings were outstanding. The loss the Company reported for the quarter ended December 31,

1998, breached the profitability and minimum net worth covenants of the loan agreement. However, in March 1999, the bank waived these violations. In addition, NWL has in place various revolving bank lines totaling approximately $2.1 million that expire in 1999 and under which $1.0 million in borrowings were outstanding at December 31, 1998.

Laserscope anticipates that future changes in cash and working capital will depend on a number of factors, including, but not limited to, management's ability to effectively manage non-cash assets such as inventory and accounts receivable. At December 31, 1998, the Company's inventories consisted of $14.1 million, comprised of $9.4 million of sub-assemblies and purchased parts and $4.7 million of finished goods. Although this represents a 25% decrease from inventories at December 31, 1997, which consisted of $18.7 million, comprised of $13.1 million of sub-assemblies and purchased parts and $5.6 million of finished goods, the majority of the decrease resulted from inventory write downs of $2.1 million and a $2.0 million reduction resulting from the sale of AMS related assets and liabilities. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At December 31, 1998, options to purchase approximately 2.6 million shares of Laserscope's common stock were outstanding, of which 1.4 million were exercisable at a weighted average exercise price of $2.68. Finally, the level of profitability of the Company will have a significant effect on cash resources.

Under the terms of the NWL purchase agreement, Laserscope purchased an additional 27% ownership interest in NWL in January 1999 for $1.3 million consisting of approximately $0.8 million in cash with the remainder to be paid in April 1999. From time to time, Laserscope may also consider the acquisition of, or evaluate investments in, other products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. Laserscope has historically financed acquisitions using its existing cash resources. Although Laserscope believes its remaining cash resources, including existing bank lines of credit, will be sufficient to fund its operating needs for the next twelve months, additional financing will be required for the Company's currently envisioned long-term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

YEAR 2000
As described earlier, the year 2000 computer issue creates a risk for Laserscope. If internal systems do not correctly recognize date information when the year changes to

2000, there could be a material adverse impact on the Company's operations. The risk for the Company exists in four areas: (i) Information systems and equipment used by Laserscope to operate its business; (ii) systems used by the Company's suppliers; (iii) the products sold by the Company; and (iv) the potential for reduced spending by customers for Laserscope's products and services as a result of significant spending on year 2000 issues and related adverse effects of such issues on the customer's business. The Company is currently evaluating its exposure in all of these areas.

Laserscope has completed its evaluation of its internal information systems and equipment and has projects underway to upgrade systems and equipment that are already known to the Company to be year 2000 non-compliant. The Company expects to have substantially completed these projects by May 1999. At this time, the Company has not determined a most reasonably likely worst case scenario if its year 2000 compliance efforts are unsuccessful with respect to its internal systems. The Company has not developed contingency plans if upgrade or replacement of non-compliant systems is not feasible. The Company will consider the need for such contingency plans upon completion of its upgrade projects in May 1999. For the year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $0.1 million through December 31, 1998. Laserscope expects to spend an additional $0.1 million through December 31, 1999 for system and equipment upgrades and replacements which it expects to capitalize. The Company does not expect that the cost of year 2000-related upgrades or replacements will materially affect the Company's operating results. The Company intends to fund such compliance efforts through working capital generated by operations. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, Laserscope believes that it will be able to complete its year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

Laserscope has also contacted its critical suppliers to determine whether such suppliers' operations and the products and services they provide to the Company are year 2000 compliant, and is currently in the process of evaluating responses. The Company expects to complete this process by June 1999 for all critical suppliers. Where practical, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be year 2000 ready. In the event that suppliers are not year 2000 compliant, the Company may need to seek alternative sources of supplies. Any such failures by critical suppliers could have a material adverse effect on the Company's results of operations or financial condition.

The Company believes that the majority of the products it sells are year 2000 compliant; however, because all customer situations cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the year 2000 transition. While litigation regarding year 2000 compliance issues is expected to escalate, the Company does not believe that the impact of customer claims would materially affect the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses whose systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from the purchase of the Company's products and services. Such changes in customers' spending patterns could have an adverse effect on the Company's sales, but the effect on operating results and financial condition is not known at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment and debt portfolios. The Company has not used derivative financial instruments in its investment or debt portfolios. The Company invests its excess cash in money market funds and commercial paper. The Company's debt financing consists mainly of bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, the Company's future interest expense may be greater than expected due to changes in interest rates.

FOREIGN CURRENCY RISK

International revenues were 42% of total revenues in 1998. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the

United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Laserscope at December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 "Selected Financial Data" and Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 1999 pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held June 11, 1999, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors and executive officers required by this Item 10 is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the headings "Election of Directors" and "Management," respectively.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the heading "Election of Directors" and "Beneficial Ownership of Securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements:

                                                                             Page
                                                                             ----
        Report of Ernst & Young LLP,  Independent Auditors.                  F-1

        Consolidated Balance Sheets at December 31, 1998 and 1997.           F-2

        Consolidated Statements of Operations
        - Years ended December 31, 1998, 1997 and 1996.                      F-3


        Consolidated Statements of Cash Flows
        - Years ended December 31, 1998, 1997 and 1996.                      F-4

        Consolidated Statements of Shareholders'  Equity
         - Years ended December 31, 1998, 1997 and 1996.                     F-5

        Notes to Consolidated Financial Statements.                   F-6 through F-20

    (2) The following financial statement schedule for the years ended December
        31, 1998, 1997 and 1996 is submitted herewith:

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

    (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number      Description
-------     -----------

 2.1        Acquisition Agreement between Laserscope and Heraeus Med GmbH.(12)

 2.1A       Amendment Number One to Acquisition Agreement between Laserscope and
            Heraeus Med GmbH.(14)

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

Exhibit
Number      Description
-------     -----------

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

10.10       Form of indemnification agreement.(2)

10.11       Amended and Restated Loan and Security Agreement between the
            Registrant and Silicon Valley Bank Dated November 23, 1996.(13)

10.11A      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated November 26, 1997.(14)

10.11B      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated March 18, 1998.(14)

10.11C      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated September 3, 1998.(16)

10.11D      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated November 25, 1998.(17)

10.11E      Loan Modification Agreement between the Registrant and Silicon
            Valley Bank dated March 17, 1999.(17)

10.13       1990 Directors' Stock Option Plan and form of Option Agreement.(4)

10.14       Form of Laserscope Management Continuity Agreement, as amended.(15)

10.18       1995 Directors' Stock Option Plan and form of Option agreement.(8)

22.1        Subsidiaries of Registrant, as amended.(14)

Exhibit
Number      Description
-------     -----------
23.1        Consent of Ernst & Young LLP, Independent Auditors.(17)

25.1        Power of Attorney (see pages 36 through 37).(17)

27.1        Financial Data Schedule.(17)


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

(14) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1997.

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998.

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(17)    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LASERSCOPE



Date: March 30, 1999                   By:  /s/  Robert V. McCormick
                                            ------------------------------------
                                            Robert V. McCormick
                                            President and Chief
                                            Executive Officer


                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert V. McCormick and Dennis LaLumandiere as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


       Signature                                   Title                                     Date
       ---------                                   -----                                     ----

/s/ Robert J. Pressley                    Chairman of the Board of                      March 30, 1999
---------------------------                  Directors
   (Robert J. Pressley, Ph.D.)


/s/ Robert V. McCormick                   President, Chief Executive                    March 30, 1999
-----------------------                      Officer and Director (Principal
   (Robert V. McCormick)                     Executive Officer)

       Signature                                   Title                                     Date
       ---------                                   -----                                     ----

/s/ Dennis LaLumandiere                   Vice President of Finance,                    March 30, 1999
---------------------------                  Chief Financial Officer and
   (Dennis LaLumandiere)                     Assistant Secretary
                                             (Principal Financial and
                                             Accounting Officer)

/s/ E. Walter Lange                       Director                                      March 30, 1999
---------------------------
   (E. Walter Lange)


/s/ Rodney Perkins                        Director                                      March 30, 1999
---------------------------
 (Rodney Perkins, M.D.)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Laserscope

We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                      /s/Ernst & Young LLP


San Jose, California
March 3, 1999

                                   LASERSCOPE
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,
(dollars in thousands)                                                           1998               1997
----------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
      Cash and cash equivalents                                                $  1,456           $  2,465
      Accounts receivable, net                                                   12,433             13,960
      Inventories                                                                14,084             18,656
      Other current assets                                                          867              1,017
                                                                               --------           --------
      Total current assets                                                       28,840             36,098
Property and equipment, net                                                       5,146              5,183
Developed technology and other intangibles, net                                   2,089              5,339
Other assets                                                                        518                686
                                                                               --------           --------

Total assets                                                                   $ 36,593           $ 47,306
                                                                               ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable                                                         $  5,360           $  6,071
      Accrued compensation                                                        1,659              1,710
      Short-term bank loans                                                       3,538              3,107
      Warranty                                                                      835              1,321
      Deferred revenue                                                            1,060              1,580
      Other accrued liabilities                                                   2,323              1,879
      Current obligations under capital leases                                      343                117
                                                                               --------           --------
      Total current liabilities                                                  15,118             15,785

Long-term liabilities:
      Obligations under capital leases                                              786                274
      Mortgages & other long term loans                                           1,693              2,970
                                                                               --------           --------
      Total long-term liabilities                                                 2,479              3,244

Commitments and contingencies

Minority interest                                                                   325                160

Shareholders' equity:
      Common stock 12,525,818 shares outstanding (12,347,446 in 1997)            51,268             50,939
      Accumulated deficit                                                       (31,627)           (21,831)
      Accumulated other comprehensive income                                       (599)              (616)
      Notes receivable from shareholders                                           (371)              (375)
                                                                               --------           --------
      Total shareholders' equity                                                 18,671             28,117
                                                                               --------           --------

Total liabilities and shareholders' equity                                     $ 36,593           $ 47,306
                                                                               ========           ========


See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Years Ended December 31,
(thousands, except per share amounts)                          1998               1997               1996
-----------------------------------------------------------------------------------------------------------

Net revenues:

      Products                                               $ 46,148           $ 53,296           $ 36,885
      Services                                                  6,580              8,053              5,959
                                                             --------           --------           --------
                                                               52,728             61,349             42,844
Cost of products and services:

      Products                                                 25,417             30,085             17,967
      Services                                                  6,155              6,194              3,915
                                                             --------           --------           --------
                                                               31,572             36,279             21,882
                                                             --------           --------           --------

Gross margin                                                   21,156             25,070             20,962

Operating expenses:

      Research and development                                  5,225              3,389              2,555
      Purchased in-process research and development                --                 --              2,376
      Selling, general and administrative                      21,657             22,250             16,749
      Other non-recurring charges relating to the
        acquisition of Heraeus Surgical, Inc.                      --                 --                872
      Impairment of intangible assets                           1,937                 --                 --
                                                             --------           --------           --------

                                                               28,819             25,639             22,552
                                                             --------           --------           --------

Operating loss                                                 (7,663)              (569)            (1,590)

Interest and other income (expense), net                         (701)               210                 50
Loss on sale of AMS                                            (1,082)                --                 --
                                                             --------           --------           --------

Loss before income taxes and minority interest                 (9,446)              (359)            (1,540)

Provision for income taxes                                        184                370                152
                                                             --------           --------           --------

Loss before minority interest                                  (9,630)              (729)            (1,692)

Minority interest                                                (166)              (114)                --
                                                             --------           --------           --------

Net loss                                                     $ (9,796)          $   (843)          $ (1,692)
                                                             ========           ========           ========

Basic and diluted net loss per share                         $  (0.79)          $  (0.07)          $  (0.18)
                                                             ========           ========           ========

Shares used in per share calculations                          12,423             12,265              9,468
                                                             ========           ========           ========


See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Years Ended December 31,
(thousands)                                                                              1998              1997              1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                                        $(9,796)          $  (843)          $(1,692)

       Adjustments to reconcile net loss to cash provided (used) by operating activities:
           Excess inventory charges                                                      2,063             3,000               500
           Impairment of intangible assets                                               1,937                --                --
           Loss on sale of AMS related assets and liabilities                            1,082                --                --
           Depreciation                                                                  1,915               824               938
           Amortization of licenses and intangibles                                        976               790               280
           Purchased in-process research and development                                    --                --             2,376
       Increase (decrease) from changes in:
           Accounts receivable                                                             449                65            (2,622)
           Inventories                                                                     473              (841)              576
           Other current assets                                                            250               280               (34)
           Other assets                                                                   (295)               --                --
           Accounts payable                                                                773            (4,404)            2,923
           Accrued compensation                                                            (51)           (1,237)              441
           Warranty                                                                       (206)              359                86
           Deferred revenue                                                               (453)             (796)             (311)
           Other accrued liabilities                                                       636               372              (115)
           Minority interest                                                               165               160                --
                                                                                       -------           -------           -------
       Cash provided (used) by operating activities                                        (82)           (2,271)            3,346
                                                                                       -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Capital expenditures                                                               (987)           (1,616)             (593)
       NWL acquisition                                                                      --              (960)               --
       Heraeus Surgical acquisition, net of cash received                                   --                --            (1,741)
       Cash received from the sale of AMS                                                  805
       Other                                                                                21              (402)               (9)
                                                                                       -------           -------           -------
       Cash used by investing activities                                                  (161)           (2,978)           (2,343)
                                                                                       -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Payment on obligations under capital leases                                        (249)              (39)              (14)
       Proceeds from the sale of common stock under stock plans                            329             2,141               650
       Proceeds from bank loans                                                          1,563             3,865                --
       Repayment of bank loans                                                          (2,409)           (2,170)               --
                                                                                       -------           -------           -------
       Cash provided (used) by financing activities                                       (766)            3,797               636
                                                                                       -------           -------           -------
       Increase (decrease) in cash and cash equivalents                                 (1,009)           (1,452)            1,639
       Cash and cash equivalents, beginning of year                                      2,465             3,917             2,278
                                                                                       -------           -------           -------
       Cash and cash equivalents, end of year                                          $ 1,456           $ 2,465           $ 3,917
                                                                                       =======           =======           =======
Supplemental cash flow information:
Cash paid for income taxes                                                             $    25           $   177           $    50
                                                                                       =======           =======           =======
Cash paid for interest                                                                 $   394           $   393           $    15
                                                                                       =======           =======           =======

Non cash financing activities:
Equipment leases                                                                       $   891           $   174           $   241
                                                                                       =======           =======           =======


See notes to consolidated financial statements

                                   LASERSCOPE
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                Accumulated
                                                                                      Other               Notes          Total
                                                                Accumulated   Comprehensive     Receivable from   Shareholders'
(dollars in thousands)                      Common Stock            Deficit          Income        Shareholders         Equity
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      37,248           (19,296)           (251)               (375)            17,326

Issuance of 198,192 shares
   under stock plans                                 650                --              --                  --                650

Issuance of 4,609,345 shares
   in conjunction with the acquisition
   of Heraeus Surgical, Inc., including
   associated acquisition costs                   10,900                --              --                  --             10,900

Translation adjustments                               --                --              (9)                 --                 (9)

Net loss                                              --            (1,692)             --                  --             (1,692)
                                                 -------          --------           -----               -----           --------

Balance at December 31, 1996                      48,798           (20,988)           (260)               (375)            27,175

Issuance of 479,275 shares
   under stock plans                               2,141                --              --                  --              2,141

Translation adjustments                               --                --            (356)                 --               (356)

Net loss                                              --              (843)             --                  --               (843)
                                                 -------          --------           -----               -----           --------

Balance at December 31, 1997                      50,939           (21,831)           (616)               (375)            28,117

Issuance of 178,372 shares
   under stock plans                                 329                --              --                  --                329

Repayment of shareholder notes                        --                --              --                   4                  4

Translation adjustments                               --                --              17                  --                 17

Net loss                                              --            (9,796)             --                  --             (9,796)
                                                 -------          --------           -----               -----           --------

Balance at December 31, 1998                     $51,268          $(31,627)          $(599)              $(371)          $ 18,671
                                                 =======          ========           =====               =====           ========


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

Basis of presentation
The accompanying consolidated financial statements include the Company and its wholly and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

At December 31, 1998 and 1997 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.4 million and $1.3 million, respectively.

At December 31, 1998 and 1997 the Company had no investments in debt or equity securities.

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

Net loss per share
Under Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128) basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options. Per share amounts for the year ended December 31, 1996 have been restated to conform to SFAS 128 requirements. Options to purchase 2,615,317, 2,428,397 and 2,361,731 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

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

Impairment of assets
The Company applies Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS 121). According to SFAS 121, the Company is required to recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During the year ended December 31, 1998, the Company recognized such a loss related to the write down of certain intangible assets acquired in 1996 in the acquisition of Heraeus Surgical, Inc. (See Note 5). There were no such losses recognized during the years ended December 31, 1997 and 1996.

Intangible assets related to acquisitions
Intangible assets related to the acquisitions of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH included developed technology, distribution and established workforces. These assets are amortized on a straight-line basis over estimated useful lives from five to seven years. During the year ended December 31, 1998, the Company recorded an impairment loss to the intangible assets related to the acquisition of Heraeus Surgical, Inc. (See note 5).

Advertising expense
Advertising is expensed as incurred. Advertising costs were not significant in 1998, 1997 and 1996.

Comprehensive income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the year ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires translation adjustments which prior to adoption were reported in shareholders equity to be included in comprehensive income.

Segment information

During 1998 Laserscope adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). SFAS 131 changed the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. During all periods presented, Laserscope conducted its business predominantly within one industry segment: the medical systems business.
(See Note 6).

2.  ACQUISITION OF LASER-TECHNOLOGIE GMBH

In March 1995, Laserscope entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1.0 million to increase its equity position to a 52% interest in NWL. (See Note 19.)

3.  ACQUISITION OF HERAEUS SURGICAL, INC.

During April 1996, the Company and Heraeus Med, GmbH signed a definitive agreement for the acquisition (the "Acquisition") of Heraeus Surgical, Inc.
(HSI), a wholly-owned subsidiary of Heraeus Med, GmbH. Pursuant to the Acquisition, Heraeus Med received approximately 4.6 million shares of newly issued Laserscope common stock and a $2.0 million cash payment in exchange for all of the outstanding shares of HSI and certain assets and liabilities of Heraeus Med's German laser distribution organization.

The Acquisition closed on August 30, 1996 and was accounted for as a purchase. The purchase price, including related acquisition costs, was allocated based on an independent appraisal obtained by the Company to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the date of acquisition.

In November 1998, Laserscope sold certain assets and liabilities associated with one of the product lines acquired in the Acquisition. (See Note 4). In December 1998, the Company concluded that the majority of the remaining book value of certain intangible assets acquired in the Acquisition had been impaired and recorded an impairment loss. (See Note 5). In addition, the Company determined that specific inventories relating to certain product lines acquired in the Acquisition were excessive, and the Company wrote down these inventories accordingly. The Company determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. (See Note 8).

4.  SALE OF AMS ASSETS AND LIABILITIES

During November 1998, the Company and Heraeus Medical, Inc. (HMI) (a division of Heraeus Med GmbH), concluded the sale by the Company to HMI of certain assets and liabilities related to the AMS product line. The AMS product line was originally purchased by Laserscope in the acquisition of HSI. The Company received $0.8 million in cash from HMI, and rights to $0.1 million that remains in escrow until November 1999, in exchange for such assets and liabilities. The result of the transaction was a loss to the Company of $1.1 million as detailed below:

(in thousands)
------------------------------------------------------------

Assets and liabilities sold:
         Accounts receivable                      $    1,078
         Inventories                                   2,036
         Licenses and intangibles assets                 800
         Accounts payable and accruals                (1,580)
         Warranty                                       (280)
         Deferred revenues                               (67)
                                                  ----------

              Total                                    1,987
Proceeds:
         Cash received                                   805
         In escrow                                       100
                                                  ----------
              Total                                      905
                                                  ----------
Net loss                                          $    1,082
                                                  ==========

5.  ASSET IMPAIRMENT

During 1998, the Company recognized an impairment loss, in accordance with SFAS 121, on certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc. The intangible assets relate to certain laser product lines that Laserscope discontinued as of December 31, 1998 or intends to discontinue in early 1999. Laserscope determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. The Company's projections of the undiscounted future cash flows for these product lines indicate that the carrying value of the intangible assets relating to these product lines are impaired. Accordingly, Laserscope recorded an asset impairment charge of $1.9 million in the year ended December 31, 1998 to adjust the assets to their estimated fair value.

6.  SEGMENT INFORMATION

In evaluating the requirements of SFAS 131 relating to the disclosure of reportable segments, the Company considered whether it has discrete operating components with all of the following characteristics: The component earns revenues and incurs expenses; the operating results of the component are regularly reviewed by the Company's chief operating decision maker (CODM) to assess the performance of the individual component and make decisions regarding resources to be allocated to the component; and, discrete financial information regarding the component is available. The nature of Laserscope's revenue base is that it is derived from the sales of interrelated products and services on a world wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the CODM evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Due to the failure to meet these tests, the Company has concluded that it contains only one reportable segment which is the medical systems business.

Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

(in thousands)                                  1998             1997            1996(5)
--------------------------------------------------------------------------------------

By similar products and services
Laser equipment                           $   28,809       $   29,301       $   19,459
Disposables and instrumentation               12,139           14,750           14,463
Service                                        6,574            8,053            5,959
AMS equipment(1)                               5,206            9,245            2,963
                                          ----------       ----------       ----------
      Total                               $   52,728       $   61,349       $   42,844
                                          ==========       ==========       ==========

By major geographic area(2)
United States                             $   30,662       $   41,190       $   31,749
Germany(3)                                     9,298            5,656            1,326
Rest of Europe(4)                              8,384            8,104            6,034
Asia Pacific(4)                                3,657            5,876            3,735
Rest of world(4)                                 727              523               --
                                          ----------       ----------       ----------
      Total                               $   52,728       $   61,349       $   42,844
                                          ==========       ==========       ==========

(1) Laserscope sold certain assets and liabilities related to the AMS product line in November 1998.

(2) Based on the location of the external customer.

(3) The Company acquired a 52% interest in NWL in June 1997.

(4) Individual countries within each of these geographic regions represent less than 10% of total revenues

(5) Laserscope acquired HSI in August 1996.

Location of long lived assets by major geographic area at December 31 were:

(in thousands)                1998            1997
--------------------------------------------------
United States           $    6,167      $    9,982
Germany                      1,418           1,074
Rest of world                  168             152
                        ----------      ----------
      Total             $    7,753      $   11,208
                        ==========      ==========

7.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

(in thousands)                                        1998               1997
-----------------------------------------------------------------------------
Trade accounts receivable                       $   12,958         $   14,760
Less:  allowance for doubtful accounts                (525)              (800)
                                                ----------         ----------

                                                $   12,433         $   13,960
                                                ==========         ==========

8.  INVENTORIES

Inventories at December 31 consisted of:

(in thousands)                                    1998             1997
-----------------------------------------------------------------------
Sub-assemblies and purchased parts          $    9,371       $   13,098
Finished goods                                   4,713            5,558
                                            ----------       ----------

                                            $   14,084       $   18,656
                                            ==========       ==========

Inventory at December 31, 1998 reflects the sale of inventory related to the AMS product line to Heraeus Medical, Inc. (See Note 4) and the write-down of specific inventories related to certain product lines acquired in the acquisition of Heraeus Surgical, Inc totaling $2.1 million.

9.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

(in thousands)                                                1998               1997
-------------------------------------------------------------------------------------
Machinery and equipment                                 $    4,008         $    3,589
Land and building                                              959                907
Office equipment and furniture                               9,069              7,837
Leasehold improvements                                       3,402              3,250
                                                        ----------         ----------

                                                            17,438             15,583
Less accumulated depreciation and amortization             (12,292)           (10,400)
                                                        ----------         ----------

                                                        $    5,146         $    5,183
                                                        ==========         ==========

10. DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH at December 31 consisted of:

(in thousands)                                               1998              1997
-----------------------------------------------------------------------------------
Heraeus Surgical, Inc.:
Developed technology                                   $    3,229        $    3,229
Work force                                                    400               400
                                                       ----------        ----------
                                                            3,629             3,629
Less:
     Asset impairment                                      (1,937)               --
     Accumulated amortization                              (1,196)             (696)
     Sale of AMS related assets & liabilities                (443)               --
                                                       ----------        ----------
           Net Heraeus Surgical, Inc.                          53             2,933
                                                       ----------        ----------

NWL Laser-Technologie GmbH
Developed technology                                        1,297             1,297
Distribution                                                  832               832
Work force                                                    462               462
                                                       ----------        ----------
                                                            2,591             2,591
Less:  accumulated amortization                              (555)             (185)
                                                       ----------        ----------
                                                            2,036             2,406
                                                       ----------        ----------

                                                       $    2,089        $    5,339
                                                       ==========        ==========

11. CREDIT LINES

In November 1998, the Company renewed its credit agreement with a bank for a $5 million line of credit that provides for short-term borrowings based on certain eligible accounts receivable. The line of credit, which expires in November 1999 is secured by the assets of the Company and bears interest at the bank's prime rate plus one percentage point (9.0% at December 31, 1998 and 9.25% at December 31, 1997.). Provisions of this agreement prohibit the payment of dividends and the repurchase of stock and require the Company to maintain certain minimum working capital, profitability and net worth levels. At December 31, 1998, the collateral provisions of the line allowed for approximately $2.7 million in borrowings and $2.5 million in borrowings were outstanding. The loss the Company reported for the quarter ended December 31, 1998, breached the profitability and minimum net worth covenants of the loan agreement. However, in March 1999, the bank waived these violations. In addition, NWL has in place various revolving bank lines totaling approximately $2.1 million that expire in on various dates in 1999 and under which $1.0 million in borrowings were outstanding at December 31, 1998.

12. LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

(in thousands)                          1998            1997
------------------------------------------------------------
Leased equipment                  $    1,414      $      523
Accumulated amortization                 403             306

There were $891,000 in additions to leased equipment in 1998, $174,000 in 1997 and $241,000 in 1996.

Amortization of equipment under capital leases is included in depreciation expense.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,805,000, $1,625,000 and $982,000 in each of the three years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments under capital and operating leases were as follows at December 31, 1998:

                                                         Capital       Operating
 (in thousands)                                           Leases          Leases
--------------------------------------------------------------------------------
1999                                                      $  457          $1,532
2000                                                         408             791
2001                                                         342             288
2002                                                         181              72
2003                                                          --              72
                                                          ------          ------

                                                          $1,388          $2,755
                                                          ======          ======
Less amount representing interest                            259

Present value of future minimum lease payments            $1,129
                                                          ======

13. LONG-TERM DEBT

Long term debt at December 31 consisted of:

(in thousands)                                                   1998            1997
-------------------------------------------------------------------------------------

Mortgages secured by the NWL building with
   principal and 8.1% interest payable in monthly
   installments through March 2005                         $      419      $      406
Unsecured term loans with principal and interest
   (ranging from 3.8% to 8.0%) due through 1999                    --           1,456
Unsecured Bavarian Development Agency loans
   to NWL with principal and 5.2% interest due
   September through December 2003                                905             840
Other                                                             369             268
                                                           ----------      ----------

                                                           $    1,693      $    2,970
                                                           ==========      ==========

For each of the five years and beyond, long-term obligations are:

                                     Long-term debt
(in thousands)                     (Principal only)
--------------------------------------------------
1999                                            12
2000                                            12
2001                                            12
2002                                            12
2003                                            12
2004 and beyond                              1,633
                                            ------
                                            $1,693
                                            ======

14. SHAREHOLDERS' EQUITY

The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company's Board of Directors.

1994 and 1984 Stock Option Plans

During 1994 and 1984, the Company adopted stock option plans under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees of the Company at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 1984 Stock Option Plan vest and become exercisable over periods of up to five years and expire five to ten years after the date of grant. Options issued pursuant to the 1994 Stock Option Plan vest and become exercisable over periods of up to four years and expire five years after the date of grant.

The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 1998, the 1984 Stock Option Plan had options to purchase 340,826 shares of common stock outstanding, all of which were exercisable.

The Company has reserved 2,550,000 shares of common stock of which there were 295,922 shares available for issuance pursuant to its 1994 Stock Option Plan as of December 31, 1998.

In 1998, the Company allowed employees to cancel outstanding options with exercise prices greater than $2.00 per share that had been granted under the 1994 Stock Option Plan and replace them with new grants for a like number of shares with the same exercisability restrictions at the fair market value of the common stock at the date of cancellation and re-grant. None of these options had previously been repriced. Employees elected to cancel and receive new grants to purchase an aggregate of 1,108,627 shares at an exercise price of $1.28. These options are included in the cancellations and grants in 1998 in the table that summarizes plan activity for the year ended December 31, 1998.

1990 and 1995 Directors' Stock Option Plans

The Company has reserved 600,000 shares of its Common Stock for issuance pursuant to its 1990 and 1995 Directors' Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase 90,000 shares (45,000 shares pursuant to each plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Because the 1990 Directors' Stock Option Plan was terminated in 1995 with respect to any additional grants, new non employee directors receive only a grant under the 1995 Directors' Stock Option Plan. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five years after the date of grant. There were 165,000 shares available for issuance pursuant to the 1995 Directors' Stock Option Plan at December 31, 1998.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 1998, 1997 and 1996:

                                       Options   Weighted Average
                                   Outstanding     Exercise Price
-----------------------------------------------------------------
Balance, December 31, 1995           2,272,728           $   4.12

Granted                                641,225           $   3.86
Exercised                             (101,222)          $   4.13
Canceled                              (451,000)          $   5.24
                                    ----------           --------

Balance, December 31, 1996           2,361,731           $   3.84

Granted                                715,600           $   5.82
Exercised                             (374,661)          $   4.65
Canceled                              (274,273)          $   5.73
                                    ----------           --------

Balance, December 31, 1997           2,428,397           $   4.08

Granted                              1,872,927           $   1.41
Exercised                              (53,960)          $   2.22
Canceled                            (1,632,047)          $   4.37
                                    ----------           --------

Balance, December 31, 1998           2,615,317           $   2.03
                                    ==========

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 1998:

                   Options Outstanding                                Options Exercisable
--------------------------------------------------------------------------------------------------------
                                            Weighted
                                             Average          Weighted                          Weighted
Range of                   Number          Remaining           Average         Number            Average
Exercise Prices       Outstanding   Contractual Life    Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------

$   1.25                  346,183               4.95        $     1.25         33,924         $     1.25
$   1.28                1,335,827               3.55        $     1.28        464,501         $     1.28
$   2.00                  561,480               2.81        $     2.00        506,481         $     2.00
$2.72 - $7.50             371,827               2.73        $     5.47        371,827         $     5.47
-------------           ---------         ----------        ----------     ----------         ----------

$1.25 - $7.50           2,615,317               3.46        $     2.03      1,376,733         $     2.68
=============           =========         ==========        ==========     ==========         ==========

1989 Employee Stock Purchase Plan

The Company has reserved 750,000 shares of common stock, for issuance pursuant to its 1989 Employee Stock Purchase Plan. Under this plan, qualified employees, excluding non-employee directors, may purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. At December 31, 1998, approximately 594,000 shares had been purchased under this plan.

Stock Based Compensation

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 13, 1994 under the fair value method of this Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions: risk-free interest rates of 4.74%, 5.98% and 6.44% for 1998, 1997 and 1996, respectively; a dividend yield of 0.0%; a weighted average expected volatility factor of the expected market price of the Company's common stock of 1.08 for 1998 and 1.0 for 1997 and 1996; and an expected life of the option of 3.7 years for 1998 and 4.0 years for 1997 and 1996.

To comply with the pro forma reporting requirements of SFAS 123 with respect to the Company's 1989 Employee Stock Purchase Plan, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for those rights granted in 1998, 1997 and 1996: a dividend yield of 0.0%; an expected life of 0.5 years; a weighted average expected volatility factor of 0.7 for 1998 and 1.0 for 1997 and 1996; and weighted average risk free interest rates of 5.16%, 5.41% and 5.28% for 1998, 1997 and 1996, respectively. The weighted average fair values of those purchase rights granted in 1998, 1997 and 1996 were $0.63, $1.81 and $1.70, respectively.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)                   1998               1997               1996
--------------------------------------------------------------------------------------------------
Pro forma net loss                                  $(11,150)          $ (2,202)          $ (2,808)
Pro forma basic and diluted loss per share          $  (0.90)          $  (0.18)          $  (0.30)

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

15. EMPLOYEE SAVINGS AND INVESTMENT PLAN

In October 1989, the Company adopted a 401(k) savings and investment plan which covers all employees. The Company's contributions to the plan have been 50% matching of employee contributions up to 5% of each employee's base compensation and were approximately $260,000, $257,000 and $132,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

16. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                          1998          1997          1996
--------------------------------------------------------------------------
Current federal taxes               $       --    $       20    $      102
Current state taxes                         --            80            50
Current foreign taxes                      184           270            --
                                    ----------    ----------    ----------

Provision for income taxes          $      184    $      370    $      152
                                    ==========    ==========    ==========

Pretax income from foreign operations was $527,000 in 1998 and losses of $362,000, and $145,000, in 1997 and 1996, respectively.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                          1998              1997            1996
------------------------------------------------------------------------------------------------
Computed expected tax                               $   (3,306)       $     (126)     $     (539)
Operating loss with no carryback benefit                 3,489               371              83
State taxes                                                 --                80              50
Benefit of net operating loss carryforward                 (68)              (86)           (432)
Foreign taxes in excess of U.S. rate                        64               107              --
Charge for in-process research
   and development                                          --                --             832
Other                                                        5                24             158
                                                    ----------        ----------      ----------

Provision for income taxes                          $      184        $      370      $      152
                                                    ==========        ==========      ==========

The components of the deferred tax asset consisted of the following at December 31, 1998 and 1997(in thousands):

                                                             1998               1997
------------------------------------------------------------------------------------
Deferred tax assets:
      Net operating loss carryforwards                 $    7,100         $    4,000
      General business credit carryforwards                 1,310              1,100
      Inventory reserves and adjustments                    2,600              2,200
      Other accruals and reserves not
        currently deductible for tax purposes               1,062              1,200
      Acquired intangibles                                    400                 --
      Other                                                 1,078                600
                                                       ----------         ----------
      Total deferred tax assets                            13,550              9,100
      Valuation for deferred tax assets                   (13,550)            (7,900)
                                                       ----------         ----------
      Deferred tax asset                                       --              1,200

Deferred tax liabilities
      Acquired intangibles                                     --             (1,200)
                                                       ----------         ----------

Net deferred tax assets                                $       --         $       --
                                                       ==========         ==========

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5,650,000 in 1998 and decreased by $700,000 in 1997. Approximately $794,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

For federal tax purposes, the Company has net operating loss, research and development credit, and minimum tax credit carryforwards of $15,800,000, $440,000, and $350,000, respectively, which expire in the years 1999 through 2019. The Company has net operating loss and research and development credit carryforwards of $4,410,000 and $800,000, respectively, for state tax reporting purposes. The state net operating loss will expire in the years 1999 through 2004. In addition, the Company has foreign tax loss carryforwards of approximately $3,800,000 which begin to expire in 1999.

The availability of the Company's net operating loss and tax credit carryforwards may be subject to a substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's stock over a three year period.

17. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company's trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. Any concentration of credit risk is substantially alleviated by the Company's credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable. The Company generally requires no collateral. Bad debt expense has been insignificant.

The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

18. CONTINGENCIES

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

19. SUBSEQUENT EVENT

Pursuant to Laserscope's agreement to purchase the remaining interest in NWL Laser-Technologie GmbH, in January 1999, the Company paid approximately $0.8 million cash with an additional $0.5 million to be paid April 15, 1999 to acquire an additional 27% interest in NWL bringing its ownership interest to 79%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets and $0.2 million for additional interest in tangible assets. Laserscope expects to pay an additional $1.0 million in January 2001 for the remaining interest in NWL.

                                   SCHEDULE II



                                   LASERSCOPE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                     Balance at                                   Balance at
                                                      Beginning                                      End
           Descriptions                               of Period    Additions     Deductions       of Period
           ------------                              ----------    ---------     ----------       ----------

Allowance for doubtful accounts receivable:

  Year ended December 31, 1996                       $      490    $      210    $       --       $      700
                                                     ==========    ==========    ==========       ==========

  Year ended December 31, 1997                       $      700    $      100    $       --       $      800
                                                     ==========    ==========    ==========       ==========

  Year ended December 31, 1998                       $      800    $      161    $      436       $      525
                                                     ==========    ==========    ==========       ==========

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------


10.11D Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.

10.11E Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.

23.1        Consent of Ernst & Young LLP, Independent Auditors.

27.1        Financial Data Schedule.