Form 10-Q
period 1999-03-31
LASERSCOPE
filed 1999-05-13
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

                         Commission file number 0-18053

                                   LASERSCOPE
             (Exact name of Registrant as Specified in Its Charter)

                CALIFORNIA                               77-0049527
      (State or Other Jurisdiction                    (I.R.S. Employer
     of Incorporation or Organization)               Identification No.)

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

                               Yes [X]   No [ ]

The number of shares of Registrant's common stock issued and outstanding as of April 30, 1999 was 12,545,947.

                                TABLE OF CONTENTS


                                                                                                               PAGE
                                                                                                               ----

PART I.  FINANCIAL INFORMATION                                                                                    3
  Item 1. Financial Statements                                                                              3
          Condensed Consolidated Balance Sheets                                                             3
          Condensed Consolidated Statements of Operations                                                   4
          Condensed Consolidated Statements of Cash Flows                                                   5
          Notes to Condensed Consolidated Financial Statements                                              6

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                   7
          Results of Operations                                                                             8
          Liquidity and Capital Resources                                                                  10
          Year 2000                                                                                        11
  Item 3. Quantitative and Qualitative Disclosures About Market Risk                                       12

PART II.  OTHER INFORMATION                                                                                      14
  Item 1. Legal Proceedings                                                                                14
  Item 2. Changes in Securities                                                                            14
  Item 3. Defaults Upon Senior Securities                                                                  14
  Item 4. Submission of Matters to a Vote of Security Holders                                              14
  Item 5. Other Information                                                                                14
  Item 6. Exhibits and Reports on Form  8-K                                                                14

SIGNATURES                                                                                                       14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    MARCH 31,        DECEMBER 31,
(thousands)                                                           1999               1998
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $      2,061       $      1,456
     Accounts receivable, net                                           13,092             12,433
     Inventories                                                        12,947             14,084
     Other current assets                                                  838                867
                                                                  ------------       ------------

              Total current assets                                      28,938             28,840

Property and equipment, net                                              5,121              5,146
Developed technology and other intangibles, net                          3,056              2,089
Other assets                                                               495                518
                                                                  ------------       ------------

              Total assets                                        $     37,610       $     36,593
                                                                  ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $      4,595       $      5,360
     Accrued compensation                                                2,025              1,659
     Short-term bank loans                                               5,402              3,538
     Other current liabilities                                           4,856              4,561
                                                                  ------------       ------------

         Total current liabilities                                      16,878             15,118

Obligations under capital leases                                           720                786
Mortgages and other long-term loans                                      1,693              1,693
                                                                  ------------       ------------

         Total long-term liabilities                                     2,413              2,479

Commitments and contingencies

Minority interest                                                          178                325

Shareholders' equity:
         Common stock                                                   51,268             51,268
         Accumulated deficit                                           (32,266)           (31,627)
         Accumulated other comprehensive income                           (490)              (599)
         Notes receivable from shareholders                               (371)              (371)
                                                                  ------------       ------------

              Total shareholders' equity                                18,141             18,671
                                                                  ------------       ------------

              Total liabilities and shareholders' equity          $     37,610       $     36,593
                                                                  ============       ============


See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
(thousands, except per share amounts)                               1999               1998
----------------------------------------------------------------------------------------------
Net revenues                                                     $   11,866         $   13,591
Cost of sales                                                         6,356              7,021
                                                                 ----------         ----------

Gross margin                                                          5,510              6,570

Operating expenses:
     Research and development                                         1,383              1,331
     Selling, general and administrative                              4,622              5,345
                                                                 ----------         ----------

                                                                      6,005              6,676

Operating loss                                                         (495)              (106)
Interest income (expense) and other, net                                (12)                40
                                                                 ----------         ----------

Loss before income taxes and minority interest                         (507)               (66)
Provision for income taxes                                               96                109
                                                                 ----------         ----------

Loss before minority interest                                          (603)              (175)

Minority interest                                                        36                 55
                                                                 ----------         ----------

Net loss                                                         $     (639)        $     (230)
                                                                 ==========         ==========

Basic and diluted net loss per share                             $    (0.05)        $    (0.02)
                                                                 ==========         ==========

Shares used in basic and diluted per share calculations              12,532             12,356
                                                                 ==========         ==========




See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
(thousands)                                                                               1999              1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          $     (639)       $     (230)
     Adjustments to reconcile net income to
         cash used by operating activities:
         Depreciation and amortization                                                        674               745
         Increase (decrease) from changes in:
              Accounts receivable                                                            (659)             (618)
              Inventories                                                                   1,137              (764)
              Other current assets                                                             29                23
              Other assets                                                                     --                --
              Accounts payable                                                             (1,293)             (526)
              Accrued compensation                                                            366               217
              Other current liabilities                                                       295              (499)
              Minority interest                                                                36                55
                                                                                       ----------        ----------

Cash used by operating activities                                                             (54)           (1,597)
                                                                                       ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                    (498)             (280)
     NWL acquisition                                                                         (750)               --
     Other                                                                                    109                25
                                                                                       ----------        ----------

Cash used by investing activities                                                          (1,139)             (255)
                                                                                       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on obligations under capital leases                                             (66)              (44)
     Proceeds from the sale of common stock under stock plans                                  --                69
     Proceeds from bank loans                                                               2,567               813
Repayment of bank loans                                                                      (703)              (67)
                                                                                       ----------        ----------

Cash provided by financing activities                                                       1,798               771
                                                                                       ----------        ----------

Increase (decrease) in cash and cash equivalents                                              605            (1,081)
Cash and cash equivalents, beginning of period                                              1,456             2,465
                                                                                       ----------        ----------

Cash and cash equivalents, end of period                                               $    2,061        $    1,384
                                                                                       ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
              Interest                                                                 $       90        $       88
              Income taxes                                                             $        2        $        3


See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

2.       Inventory was comprised of the following (in thousands):

                                                       MARCH 31,      DECEMBER 31,
                                                         1999             1998
                                                     ------------     ------------
         Sub-assemblies and purchased parts          $      9,101     $      9,371
         Finished goods                                     3,846            4,713
                                                     ------------     ------------
                                                     $     12,947     $     14,084
                                                     ============     ============

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options. Options to purchase approximately 2,621,000 and 2,222,000 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. At March 31, 1999 and December 31, 1998, the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.1 million and $0.4 million, respectively. At March 31, 1999 and December 31, 1998, the Company had no investments in debt or equity securities.

5. During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in comprehensive income (loss). The total comprehensive loss during the quarters ended March 31, 1999 and 1998 consisted of (in thousands):

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             1999            1998
                                          ----------      ----------
         Net loss                         $     (639)     $     (230)
         Translation adjustments                 109              25
                                          ----------      ----------
         Comprehensive loss               $     (530)     $     (205)
                                          ==========      ==========

6. During the year ended December 31, 1998, Laserscope adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 changed the way companies report selected segment information in annual financial statements and requires those companies to report selected segment information in interim financial reports to shareholders. During all periods presented, the Company conducted its business predominantly within one industry segment: the medical systems business.

7. In January 1999, pursuant to an agreement between Laserscope and the minority interest owners of NWL Laser-Technologie GmbH ("NWL") to purchase the remaining interest in NWL, the Company paid approximately $0.8 million in cash, and agreed to pay an additional $0.5 million on April 15, 1999, to acquire an additional 27% interest in NWL, bringing Laserscope's ownership interest in NWL to 79%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets (including developed technology, distribution and workforce) and $0.2 million for additional interest in tangible assets. The Company expects to pay an additional $1.0 million in January 2001 for the remaining interest in NWL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisition of NWL Laser-Technologie, GmbH ("NWL"), including the integration of the operations and assets acquired and the assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development, clearance by the F.D.A. and other regulatory agencies and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, the Company's ability to raise capital on terms acceptable to the Company, or at all, the Company's ability to expand further into international markets, and public policy relating to health care reform in the United States and other countries.

The Company intends to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of Laserscope's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively affect the Company's ability to compete in terms of price against products denominated in local currencies. There can be no assurance that regulatory, geopolitical and other factors will not adversely affect the Company's operations in the future or require Laserscope to modify its current business practices. Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately seven months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with any noncompliance. Any Year 2000 compliance problem encountered by Laserscope, its suppliers, its service providers or its customers could have a material adverse effect on the Company's financial condition and operating results. Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission
(SEC), copies of which are available upon request from the Company. The forward-looking statements included herein speak only as of the date hereof. Laserscope assumes no obligation to update any forward-looking statements included herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein. Net revenues for the quarter ended March 31, 1999 were $11.9 million, a decrease of approximately 13% from net revenues of $13.6 million in the corresponding quarter of 1998. The decrease in net revenues during the first quarter of 1999 compared to the first quarter of 1998 is due primarily to the Company discontinuing sales of AMS products and, to a lesser extent, decreasing sales of services. AMS products contributed revenues of approximately $2.0 million during the first quarter of 1998. Laserscope sold the assets and liabilities related to the AMS product line in November 1998, and had no sales of these products during the first quarter of 1999. These decreases were offset partially by increased revenues from shipments of laser products.

Revenues from the sales of laser systems were approximately 60% of total net revenues during the quarter ended March 31, 1999, compared to approximately 49% of total net revenues during the same period in 1998. In dollars, these revenues increased approximately 8% which reflects a combination of higher unit shipments and higher average unit prices. The higher unit shipments were principally of PDT and aesthetic lasers in the United States and aesthetic and general surgical lasers in Europe. The higher average unit prices reflect the higher mix of PDT units sold in the United States and lower shipments to customers in Asia. Despite higher laser system revenues in the United States during the first quarter of 1999 compared to the first quarter of 1998, the Company expects that its revenue mix trends in the U.S. market will generally shift toward lower-priced office lasers, that economic conditions in the Pacific Rim region will continue to negatively affect Laserscope's revenues and that growth in revenues from the sales of laser equipment, if any, will be derived from continued growth in the European region.

Revenues from the sales of disposable supplies and instrumentation comprised approximately 26% of total net revenues during the quarter ended March 31, 1999, compared to approximately 23% of total net revenues in the corresponding period in 1998. In dollars, these revenues decreased approximately 1%. The decrease is due principally to decreased shipments of disposable supplies. The Company believes that trends in sales of laser equipment in the United States, which have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures, have resulted in decreased sales of disposable supplies and instrumentation. Office lasers used in aesthetic procedures, although often times carrying accompanying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects that revenues from the sales of instrumentation and disposable supplies will depend on Laserscope's ability to increase its installed base of systems, and to promote and develop surgical procedures which use these products.

Laserscope's service revenues during the quarter ended March 31, 1999 were 13% lower than service revenues during the corresponding quarter of 1998. This decrease is principally attributable to lower domestic revenues as a result of reduced service contract revenues from hospitals. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photodynamic therapy by medical practitioners will be important to its business. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market is generally increasing, and the Company continues to view expansion of international sales as important to its success. During the first quarter of 1999, international revenues accounted for 48% of total net revenues, compared to 37% of total net revenues during the first quarter of 1998. The increase as a percentage of total net revenues is due principally to the discontinuance of sales of AMS products which were sold by the Company only in the United States, and, to a lesser extent, higher international revenues.

Gross margin as a percentage of net revenues for the quarter ended March 31, 1999 was 46%, compared to 48% for the corresponding quarter in 1998. The decrease is primarily attributable to product mix shifts in the United States and Europe as well as manufacturing inefficiencies related to the phase out of certain CO2 and YAG product lines. Laserscope expects that gross margin as a percentage of revenues for the remainder of 1999 may vary from quarter to quarter as the Company continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope's existing products. In the first quarter of 1999, amounts spent in research and development increased approximately 4% compared to the corresponding quarter of 1998. As a percentage of net revenues, these expenses were approximately 12% and 10% in the quarters ended March 31, 1999 and March 31, 1998, respectively. The increase in spending is due to increased laser product development activity in the United States. The Company expects that amounts spent in research and development will remain at similar levels during the remainder of 1999.

Selling, general and administrative expenses decreased approximately 14% in the quarter ended March 31, 1999, compared to the corresponding quarter of 1998. As a percentage of revenue, these expenses were approximately 39% in the first quarters of each of 1999 and 1998. The decrease in spending is principally due to Laserscope's discontinuance of the AMS product line after the sale of the assets and liabilities related to such product line in November 1998. The Company expects amounts spent in selling, general and administrative expenses to remain at similar levels during the remainder of 1999 as the Company continues to invest in international expansion, marketing programs and educational support.

In each of the quarters ended March 31, 1999 and March 31, 1998,
Laserscope recorded income tax provisions of $0.1 million due to profits reported by NWL in Germany.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 1999 were $37.6 million and $19.5 million respectively, compared to assets and liabilities of $36.6 million and $17.9 million at December 31, 1998. Working capital decreased $1.6 million from $13.7 million at December 31, 1998 to $12.1 million at March 31, 1999, while cash and cash equivalents increased $0.6 million during the period. The net increase in cash and cash equivalents was due principally to increased short-term bank borrowings of $1.9 million partially an offset by investing activities of $1.1 million.

Cash used by operating activities was the combined result of a net loss of $0.6 million, increases to accounts receivable totaling $0.7 million and reductions in accounts payable of $1.3 million. These uses were partially offset by depreciation and amortization of $0.6 million, a decrease to inventory of $1.1 million and increases to accrued compensation and other current liabilities of $0.4 million and $0.3 million, respectively. Cash used by investing activities consisted of an additional investment in NWL of $0.8 million, capital expenditures of $0.5 million and other comprehensive income of $0.1 million. Cash provided by financing activities primarily consisted of net increases in short-term bank loans of $1.9 million.

Laserscope has in place a $4.5 million revolving bank line of credit line that expires in November 1999 under which the collateral provisions allow for approximately $4.5 million in borrowings and under which $4.4 million in borrowings were outstanding at March 31, 1999. In addition, the Company has a term loan of $500,000 outstanding that matures in July 2000. NWL has in place various bank lines totaling approximately $2.0 million that expire in 1999 and under which $500,000 in borrowings were outstanding at March 31, 1999.

The Company anticipates that future changes in cash and working capital depend on a number of factors, including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. Laserscope competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of its common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At March 31, 1999, options to purchase approximately 2.6 million shares of the Company's common stock were outstanding, of which 1.4 million were exercisable at a weighted average exercise price of $2.00. Finally, the level of profitability of the Company will have a significant effect on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company financed the Heraeus Surgical, Inc. and NWL acquisitions using its existing cash resources. While the Company believes its remaining cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing through its bank lines of credit or other sources will be required for the Company's currently anticipated long term needs. There can be no assurance that such additional financing will be available on terms acceptable to the Company, or at all.

YEAR 2000

As described earlier, the year 2000 computer issue creates a risk for Laserscope. If internal systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse effect on the Company's operations. The risk for the Company exists in four areas: (i) Information systems and equipment used by the Company to operate its business;
(ii) systems used by the Company's suppliers; (iii) the products sold by the Company; and (iv) the potential for reduced spending by customers for Laserscope's products and services as a result of significant spending on year 2000 issues and related adverse effects of such issues on the customer's business. The Company is currently evaluating its exposure in all of these areas.

Laserscope has completed its evaluation of its internal information systems and equipment and has projects underway to upgrade systems and equipment that are already known to the Company to be year 2000 non-compliant. The Company expects to have substantially completed these projects by the end of May 1999 At this time, Laserscope has not determined a most reasonably likely worst case scenario if its year 2000 compliance efforts are unsuccessful with respect to its internal systems. The Company has not developed contingency plans if upgrade or replacement of non-compliant systems is not feasible. The Company will consider the need for such contingency plans upon completion of its upgrade projects at the end of May 1999. For the year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $100,000 through March 31, 1999. The Company expects to spend an additional $100,000 through December 31, 1999 for system and equipment upgrades and replacements which it expects to capitalize. Laserscope does not expect that the cost of year 2000-related upgrades or replacements will materially affect its operating results. The Company intends to fund such compliance efforts through working capital generated by operations. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, the Company believes that it will be able to complete its year 2000 compliance review and make any necessary system modifications prior to any adverse consequences.

Laserscope has also contacted its critical suppliers to determine whether such suppliers' operations and the products and services they provide to the Company are year 2000 compliant, and is currently in the process of evaluating responses. The Company expects to complete this process by the end of June 1999 for all critical suppliers. Where practical, the Company will attempt to mitigate its risks with respect to the failure of its suppliers to be year 2000 ready. In the event that suppliers are not year 2000 compliant, the Company may need to seek alternative sources. Any such failures by critical suppliers could have a material adverse effect on the Company's results of operations or financial condition.

Laserscope believes that the majority of the products it sells are year 2000 compliant in all material respects; however, because all customer situations cannot be anticipated, the Company may see an increase in warranty and other claims as a result of the year 2000 transition. While litigation regarding year 2000 compliance issues is expected to escalate, the Company does not believe that the effect of customer claims is reasonably likely to materially affect the Company's results of operations or financial condition.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment and debt portfolios. Laserscope has not used derivative financial instruments in its investment or debt portfolios. The Company invests its excess cash in money market funds and commercial paper. The Company's debt financing consists mainly of bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, Laserscope's future investment income may fall short of securities analyst expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, the Company's future interest expense may be greater than expected due to changes in interest rates.

FOREIGN CURRENCY RISK

International revenues were 48% of total revenues in the quarter ended March 31, 1999, compared to 37% of total revenues during the comparable period in 1998. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to Laserscope typically denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the quarters ended March 31, 1999 and 1998 were not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                             Description
-------                            -----------

10.11F Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.

         (b)      Reports on Form 8-K: None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LASERSCOPE
                                  Registrant

                                  /s/  Dennis LaLumandiere
                                  ------------------------------------------
                                  Dennis LaLumandiere
                                  Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  May 13, 1999

                                 EXHIBIT INDEX


Exhibit 10.11F Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.

Exhibit 27          Financial Data Schedule