Form 10-Q
period 1999-06-30
LASERSCOPE
filed 1999-08-02
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

       (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999 or

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

                                 Yes [X] No [ ]

The number of shares of Registrant's common stock issued and outstanding as of July 23, 1999 was 12,609,855.

                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION.......................................................     3

  Item 1.       Condensed Consolidated Balance Sheets................................     3
                Condensed Consolidated Statements of Operations......................     4
                Condensed Consolidated Statements of Cash Flows......................     5
                Notes to Condensed Consolidated Financial Statements.................     6
  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations........................     8
                Results of Operations................................................     9
                Liquidity and Capital Resources......................................    12
  Item 3.       Qualitative and Quantitative Disclosures About Market Risk...........    14

PART II.  OTHER INFORMATION..........................................................    15

  Item 1.       Legal Proceedings....................................................    15
  Item 2.       Changes in Securities................................................    15
  Item 3.       Defaults upon Senior Securities......................................    15
  Item 4.       Submission of Matters to a Vote of Security Holders..................    15
  Item 5.       Other Items..........................................................    16
  Item 6.       Exhibits and Reports on Form  8-K....................................    17

SIGNATURES ..........................................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                JUNE 30,       DECEMBER 31,
(thousands)                                                       1999             1998
                                                                --------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                                  $  1,858         $  1,456
     Accounts receivable, net                                      9,119           12,433
     Inventories                                                  12,530           14,084
     Other current assets                                            868              867
                                                                --------         --------

              Total current assets                                24,375           28,840

Property and equipment, net                                        4,654            5,146
Developed technology and other intangibles, net                    2,933            2,089
Other assets                                                         376              518
                                                                --------         --------
              Total assets                                      $ 32,338         $ 36,593
                                                                ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $  3,809         $  5,360
     Accrued compensation                                          2,110            1,659
     Short-term bank loans                                         5,707            3,538
     Other current liabilities                                     3,903            4,561
                                                                --------         --------
         Total current liabilities                                15,529           15,118

Long-term liabilities:
     Obligations under capital leases                                625              786
     Mortgages and other long term loans                           1,693            1,693
                                                                --------         --------
         Total long-term liabilities:                              2,318            2,479

Commitments and contingencies

Minority interest                                                    192              325

Shareholders' equity:
         Common stock                                             51,268           51,268
         Accumulated deficit                                     (36,218)         (31,627)
         Accumulated other comprehensive income                     (531)            (599)
         Notes receivable from shareholders                         (220)            (371)
                                                                --------         --------
              Total shareholders' equity                          14,299           18,671
                                                                --------         --------
              Total liabilities and shareholders' equity        $ 32,338         $ 36,593
                                                                ========         ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                   -----------------------       -----------------------
(thousands except per share amounts)                 1999           1998           1999           1998
                                                   --------       --------       --------       --------
Net revenues ................................      $  9,565       $ 13,133       $ 21,431       $ 26,724
Cost of sales ...............................         6,556          7,621         12,912         14,642
                                                   --------       --------       --------       --------
Gross margin ................................         3,009          5,512          8,519         12,082

Operating expenses:
     Research and development ...............         1,181          1,352          2,564          2,683
     Selling, general and administrative ....         5,064          5,723          9,686         11,068
                                                   --------       --------       --------       --------
                                                      6,245          7,075         12,250         13,751

Operating loss ..............................        (3,236)        (1,563)        (3,731)        (1,669)
Interest income (expense) and other, net ....          (670)          (356)          (682)          (316)
                                                   --------       --------       --------       --------
Loss before income taxes
     and minority interest ..................        (3,906)        (1,919)        (4,413)        (1,985)
Provision for income taxes ..................            32             24            128            133
                                                   --------       --------       --------       --------

Loss before minority interest ...............        (3,938)        (1,943)        (4,541)        (2,118)
Minority interest ...........................            14             34             50             89
                                                   --------       --------       --------       --------

Net loss ....................................      $ (3,952)      $ (1,977)      $ (4,591)      $ (2,207)
                                                   ========       ========       ========       ========

Basic and diluted net loss per share ........      $  (0.31)      $  (0.16)      $  (0.37)      $  (0.18)
                                                   ========       ========       ========       ========

Shares used in basic and
   diluted per share calculations ...........        12,550         12,387         12,541         12,372
                                                   ========       ========       ========       ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   -----------------------
(thousands)                                                                          1999           1998
                                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (4,591)      $ (2,207)
     Adjustments to reconcile net loss to
       cash used by operating activities:
         Depreciation and amortization                                                1,398          1,446
         Excess Inventory charge                                                        750             --
         Increase (decrease) from changes in:
              Accounts receivable                                                     3,314            562
              Inventories                                                               804            462
              Other current assets                                                       (1)           142
              Accounts payable                                                       (1,551)        (1,378)
              Accrued compensation                                                      451            101
              Other current liabilities                                                (658)          (720)
              Minority interest                                                          50             88
              Other                                                                     151             --
                                                                                   --------       --------
              Cash provided (used) by operating activities                              117         (1,504)
                                                                                   --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (513)          (651)
     NWL acquisition                                                                 (1,278)            --
     Other                                                                               68            (24)
                                                                                   --------       --------
Cash used by investing activities                                                    (1,723)          (675)
                                                                                   --------       --------
CASH USED BY FINANCING ACTIVITIES:
     Payments on obligations under capital leases                                      (161)           (57)
     Proceeds from the sale of common stock under stock plans                            --             80
     Proceeds from bank loans                                                         3,227          1,397
     Repayment of bank loans                                                         (1,058)           (67)
                                                                                   --------       --------

Cash provided by financing activities                                                 2,008          1,353
                                                                                   --------       --------
Decrease in cash and cash equivalents                                                   402           (826)
Cash and cash equivalents, beginning of period                                        1,456          2,465
                                                                                   --------       --------
Cash and cash equivalents, end of period                                           $  1,858       $  1,639
                                                                                   ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
              Interest                                                             $    209       $    172
              Income taxes                                                         $     15       $     13
         Non-cash financing activities:
              Equipment leases                                                     $    561       $    566

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                                    JUNE 30,   DECEMBER 31,
                                                     1999         1998
                                                    -------      -------
        Sub-assemblies and purchased parts          $ 8,945      $ 9,371
        Finished goods                                3,585        4,713
                                                    -------      -------
                                                    $12,530      $14,084
                                                    =======      =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options. Options to purchase approximately 3,086,000 and 2,277,000 shares of common stock were outstanding at June 30, 1999 and 1998, respectively. Options were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At June 30, 1999 and December 31, 1998, the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.3 million and $0.4 million, respectively. At June 30, 1999 and December 31, 1998, the Company had no investments in debt or equity securities.

5. During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in comprehensive income (loss). The total comprehensive loss during the quarters and six month periods ended June 30, 1999 and 1998 consisted of (in thousands):

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                       JUNE 30,                    JUNE 30,
                                 ---------------------       ---------------------
                                   1999          1998          1999          1998
                                 -------       -------       -------       -------
    Net loss                     $(3,952)      $(1,977)      $(4,591)      $(2,207)
    Translation adjustments          (41)          (49)            3           (24)
                                 -------       -------       -------       -------
    Comprehensive loss           $(3,993)      $(2,026)      $(4,588)      $(2,231)
                                 =======       =======       =======       =======

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

7. In January 1999, pursuant to an agreement between Laserscope and the minority interest owners of NWL Laser-Technologie GmbH ("NWL"), the Company paid approximately $0.8 million in cash, and an additional $0.5 million in April 1999, to acquire an additional 27% interest in NWL. These purchases bring Laserscope's ownership interest in NWL to 79%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets (including developed technology, distribution and workforce) and $0.2 million for additional interest in tangible assets. The Company expects to pay an additional $1.0 million in January 2001 for the remaining interest in NWL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed herein are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties that could cause the actual results to differ materially from those projected. Factors that could cause actual results to differ materially include, but are not limited to, the risks associated with the acquisition of NWL Laser-Technologie, GmbH ("NWL"), including the integration of the operations and assets acquired and the assumption of the liabilities assumed by Laserscope, the timing of orders and shipments, the Company's ability to balance its inventory and production schedules, the timely development, clearance by the F.D.A. and other regulatory agencies and market acceptance of new products and surgical/therapeutic procedures, the impact of competitive products and pricing, Laserscope's ability to raise capital on terms acceptable to the Company, or at all, the Company's ability to expand further into international markets, and public policy relating to health care reform in the United States and other countries.

Laserscope intends to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of Laserscope's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively affect the Company's ability to compete in terms of price against products denominated in local currencies. There can be no assurance that regulatory, geopolitical and other factors will not adversely affect the Laserscope's operations in the future or require Laserscope to modify its current business practices.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately five months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with any noncompliance. Any Year 2000 compliance problem encountered by Laserscope, its suppliers, its service providers or its customers could have a material adverse effect on the Company's financial condition and operating results.

Other risks are detailed from time to time in Laserscope's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission
(SEC), copies of which are available upon request from the Company. The forward-looking statements included herein speak only as of the date hereof. Laserscope assumes no obligation to update any forward-looking statements included herein.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company's results of operations for the quarter and six months ended June 30, 1999 (in thousands except for percentages):

                                    THREE MONTHS ENDED                              SIX MONTHS ENDED
                             JUNE 30, 1999     JUNE 30, 1998         %      JUNE 30, 1999       JUNE 30, 1998       %
                             -------------     --------------     ------    --------------     --------------     ------
                             AMOUNT    %(a)    AMOUNT     %(a)    CHANGE    AMOUNT     %(a)    AMOUNT     %(a)    CHANGE
                             ------    ---     -------    ---     ------    -------    ---     -------    ---     ------
Revenues from sales of:
  Lasers                     $5,232     55%    $ 7,298     56%     (28)%    $12,376     58%    $13,937     52%     (11)%
  Ascent medical systems         --     --       1,080      8%    (100)%         --     --       3,053     11%    (100)%
  Instruments & supplies      2,786     29%      3,032     23%      (8)%      5,926     28%      6,190     23%      (4)%
  Service                     1,547     16%      1,723     13%     (10)%      3,129     14%      3,544     14%     (12)%
                             ------    ---     -------    ---     ----      -------    ---     -------    ---     ----
  Total net revenues         $9,565    100%    $13,133    100%     (27)%    $21,431    100%    $26,724    100%     (20)%

Gross margin                 $3,009     31%    $ 5,512     42%     (45)%    $ 8,519     40%    $12,082     45%     (29)%

Research & development       $1,181     12%    $ 1,352     10%     (13)%    $ 2,564     12%    $ 2,683     10%      (4)%

Selling, general & admin     $5,064     53%    $ 5,723     44%     (12)%    $ 9,686     45%    $11,068     41%     (12)%

(a)  expressed as a percentage of total net revenues.

Net revenues decreased during the three and six months ended June 30, 1999 relative to the corresponding periods of 1998 as a combined result of lower shipments of lasers, instrumentation and supplies and lower sales of services. In addition, due to the sale of the Ascent Medical System ("AMS") assets and liabilities in November 1998, Laserscope had no sales of AMS products in 1999 while sales of these products were $1.1 million and $3.1 million in the three and six months ended June 30, 1998, respectively.

Revenues from the sales of laser systems decreased during the quarter and six-month periods ended June 30, 1999 relative to the same periods in 1998. This was due to a combination of lower unit shipments and higher average unit prices. The lower unit shipments are the result of decreased shipments of the Company's Surgical Laser Systems in the principally in the United States and the Pacific Rim. The higher average unit prices reflect the higher mix of PDT units sold in the United States and lower shipments to customers in Asia. In spite of higher laser system unit prices in the United States during the first half of 1999 compared to the first half of 1998, the Company expects its future revenue mix trends in the U.S. market to shift toward lower-priced lasers. In addition, Laserscope believes that economic conditions in the Pacific Rim region will continue to affect its revenues negatively. Growth in revenues from the sales of laser equipment, if any, will be from growth in the European region.

Revenues from the sales of instrumentation and disposable supplies during the quarter and six months ended June 30, 1999 decreased compared to the corresponding periods in 1998. The decrease is due to the combination of lower shipments of disposable supplies and decreased shipments of scanning devices sold as accessories to the Aura office laser system. The Company believes that trends in sales of laser equipment in the United States towards office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures have resulted in decreased sales of disposable supplies. Office lasers used in aesthetic procedures, although often times carrying accompanying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects revenues from the sales of instrumentation and disposable supplies will depend on Laserscope's ability to increase its installed base of systems, and to promote and develop surgical procedures that use these products.

Laserscope's service revenues decreased during the three and six-month periods ended June 30, 1999 compared to the same periods in 1998. This decrease is principally attributable to lower domestic revenues resulting from reduced service contract revenues from hospitals. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photodynamic therapy by medical practitioners will be important to its business. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market is generally increasing, and the Company continues to view expansion of international sales as important to its success. During the first half of 1999, international revenues accounted for 48% of total net revenues, compared to 38% of total net revenues during the first half of 1998. The increase as a percentage of total net revenues is due principally to the discontinuance of sales of AMS products which were sold by the Company only in the United States, and, to a lesser extent, higher international revenues.

Gross margin as a percentage of revenues during the quarter and six months ended June 30, 1999 declined relative to the corresponding periods of 1998. This is due principally to decreased production levels without corresponding reductions in fixed manufacturing costs. The declines in production levels are the combined result of lower shipment levels in the 1999 periods compared to 1998 periods as well as the Company's efforts to reduce inventory levels. In addition, Laserscope recorded a $0.8 million charge during the period ended June 30, 1999, to provide for inventory the Company considered potentially obsolete. The Company expects that gross margin as a percentage of revenues for the remainder of 1999 will vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The decreases in research and development spending during the six month period ended June 30, 1999 relative to the corresponding period in 1998 is due to decreased laser product development activity in the United States during the quarter ended June 30, 1999. The Company expects that amounts spent in research and development to remain at similar levels during the remainder of 1999.

Selling, general and administrative expenses decreased during the quarter and six-month periods ended June 30, 1999. This is due to a number of factors. As a result of the sale of AMS assets and liabilities in November 1998, Laserscope reduced expenses relating to the sales and marketing of AMS products. In addition, the Company has generally reduced selling, general and administrative expenses under expense control measures instituted during the latter part of 1998. Partially offsetting these reductions is a $0.8 million charge recorded by Laserscope relating to severance arrangements with employees that were terminated in a reduction in force late in the quarter ended June 30, 1999.

Laserscope expects amounts spent in selling, general and administrative expenses during the remainder of 1999 to be lower than amounts spent during the first half of 1999. The expected reductions are due to continued expense reduction programs instituted by the Company late in the quarter ended June 30, 1999.

Liquidity and Capital Resources:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at June 30, 1999 and for the six months then ended (in thousands):

                                                          JUNE 30,     DECEMBER 31,
                                                            1999          1998
                                                          --------     ---------
Cash and cash equivalents                                 $  1,858      $  1,456
Total assets                                              $ 32,338      $ 36,593
Net working capital                                       $  8,846      $ 13,722

The net increase in cash and cash equivalents during the six month period was due primarily to the combination of net proceeds from bank borrowings of $2.2 million, $1.3 million paid to increase Laserscope's interest in NWL and capital expenditures of $0.5 million.

Cash provided by operating activities was the combined result of a net loss of $4.6 million, a decrease in accounts payable of $1.6 million and a decrease in other current liabilities of $0.7 million. Offsetting these uses were a reduction in accounts receivable of $3.3 million, depreciation and amortization of $1.4 million, a reduction in inventory of $0.8 million an excess inventory charge of $0.8 million and an increase to accrued compensation of $0.5 million.

Cash used by investing activities primarily consisted of capital expenditures of $0.5 million and increased investment in NWL of $1.3 million.

Cash provided by financing activities primarily consisted of net increases in bank loans of $2.2 million.

The Company has in place a $5.0 million revolving bank line of credit that expires in November 1999. At June 30, 1999, the collateral provisions allowed for approximately $5.0 million in borrowings and $4.7 million in borrowings were outstanding. The loss reported by the Company during the quarter ended June 30, 1999 violated the profitability and minimum net worth covenants of the loan agreement. Laserscope currently expects to renegotiate the terms of this line, however, there can be no assurance that management will be able to accomplish this in a timely manner, on acceptable terms, or at all.

In addition, NWL has in place various bank lines totaling approximately $2.0 million that expire in 1999 and 2000 under which $1.0 million in borrowings were outstanding at June 30, 1999.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. At June 30, 1999, the Company's inventories consisted of $12.5 million comprised of $8.9 million of sub-assemblies and purchased parts and $3.6 million of finished goods. This represents an 11% decrease from inventories at December 31, 1998 which consisted of $14.1 million, comprised of $9.4 million of sub-assemblies and purchased parts and $4.7 million of finished goods. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

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

Laserscope has completed its upgrade of the business critical internal information systems and equipment that the Company had identified to be year 2000 non-compliant. At this time, Laserscope is developing contingency plans to address the potential of unidentified year 2000 non-compliance and will have these plans completed by the end of September 1999. For the year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $200,000 through June 30, 1999. Laserscope does not expect any remaining costs of year 2000-related upgrades or replacements to affect materially its operating results. The Company intends to fund any such compliance efforts through working capital generated by operations. If significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, the Company believes that it has completed its year 2000 compliance review and necessary system modifications and does not anticipate adverse consequences.

Laserscope has also contacted its critical suppliers to determine whether such suppliers' operations and the products and services they provide to the Company are year 2000 compliant, and has evaluated the responses. At present, several critical suppliers have not responded and Laserscope is in the process of again contacting them. Where practical, the Company will attempt to mitigate its risks with respect to the failure of its suppliers to be year 2000 ready. In the event that suppliers are not year 2000 compliant, the Company may need to seek alternative sources. Any such failures by critical suppliers could have a material adverse effect on the Company's results of operations or financial condition.

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

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relate primarily to the Company's investment and debt portfolios. Laserscope has not used derivative financial instruments in its investment or debt portfolios. The Company invests its excess cash in money market funds and commercial paper. The Company's debt financing consists mainly of bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, Laserscope's future investment income may fall short of securities analyst expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, the Company's future interest expense may be greater than expected due to changes in interest rates.

FOREIGN CURRENCY RISK

International revenues were 47% of total revenues in the quarter ended June 30, 1999, compared to 40% of total revenues during the comparable period in 1998. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to Laserscope typically denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the quarters and six month periods ended June 30, 1999 and 1998 were not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of shareholders was held on June 11, 1999.

         (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                                             Present but
                                                For           Withheld     Abstained         Not Voting
                                             ---------        --------     ---------         ----------
                  E. Walter Lange            8,347,107         303,069          0                0
                  Robert V. McCormick        8,343,801         306,375          0                0
                  Rodney Perkins, M.D.       8,347,107         303,069          0                0
                  Robert J. Pressley, Ph.D.  8,343,849         306,327          0                0

         (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                                               For         Opposed     Abstained    Not Voting
                                                            ---------     ---------    ---------    -----------
                  To authorize an                           7,528,507     1,046,365      75,304          0
                  amendment to the
                  Company's 1994 Stock
                  Option Plan to increase the
                  number of shares for issuance
                  thereunder by 200,000 shares to
                  an aggregate of 2,750,000 shares.

         (d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                                               For         Opposed     Abstained    Not Voting
                                                            ---------     ---------    ---------    -----------
                  To approve the                            7,815,208       744,794      90,174          0
                  adoption of the
                  Company's 1999 Employee
                  Stock Purchase Plan and to
                  reserve 100,000 shares of
                  Common Stock for issuance
                  thereunder.

         (e) The fourth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                                               For         Opposed     Abstained    Not Voting
                                                            ---------     ---------    ---------    -----------
                  To approve the                            7,292,529     1,263,309      94,338          0
                  adoption of the
                  Company's 1999 Directors'
                  Stock Option Plan and to
                  reserve 300,000 shares of
                  Common Stock for issuance
                  thereunder.

         (f) The fifth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                                               For         Opposed     Abstained    Not Voting
                                                            ---------     ---------    ---------    -----------
                  To ratify the appointment                 8,442,745       160,317      47,114          0
                  of Ernst & Young LLP as the
                  independent auditors for the
                  Company for the fiscal year
                  ending December 31, 1999.

ITEM 5.  OTHER INFORMATION

         None

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

Date: August 2, 1999

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
 27.1                Financial Data Schedule