Form 10-Q
period 1999-09-30
LASERSCOPE
filed 1999-11-12
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended September 30, 1999 or

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

                                Yes [X]  No [ ]

The number of shares of Registrant's common stock issued and outstanding as of October 31, 1999 was 12,611,637.

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I.  FINANCIAL INFORMATION.....................................................   3
  Item 1.    Condensed Consolidated Balance Sheets.................................   3
             Condensed Consolidated Statements of Operations.......................   4
             Condensed Consolidated Statements of Cash Flows.......................   5
             Notes to Condensed Consolidated Financial Statements..................   6
  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.........................   8
             Results of Operations.................................................   9
             Liquidity and Capital Resources.......................................  12
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk............  14

PART II.  OTHER INFORMATION........................................................  15
  Item 1.    Legal Proceedings.....................................................  15
  Item 2.    Changes in Securities.................................................  15
  Item 3.    Defaults upon Senior Securities.......................................  15
  Item 4.    Submission of Matters to a Vote of Security Holders...................  15
  Item 5.    Other Items...........................................................  15
  Item 6.    Exhibits and Reports on Form 8-K......................................  15

SIGNATURES   ......................................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           SEPTEMBER 30,    DECEMBER 31,
(thousands)                                                    1999             1998
----------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                $    887         $  1,456
    Accounts receivable, net                                    9,616           12,433
    Inventories                                                11,893           14,084
    Other current assets                                        1,635              867
                                                             --------         --------

           Total current assets                                24,031           28,840

Property and equipment, net                                     4,236            5,146
Developed technology and other intangibles, net                 2,736            2,089
Other assets                                                       --              518
                                                             --------         --------

           Total assets                                      $ 31,003         $ 36,593
                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $  4,679         $  5,360
    Accrued compensation                                        1,518            1,659
    Short-term bank loans                                       6,016            3,538
    Other current liabilities                                   3,477            4,561
                                                             --------         --------
        Total current liabilities                              15,690           15,118

Long-term liabilities:
    Obligations under capital leases                              612              786
    Mortgages and other long term loans                         1,693            1,693
                                                             --------         --------
        Total long-term liabilities:                            2,305            2,479

Commitments and contingencies

Minority interest                                                 194              325

Shareholders' equity:
        Common stock                                           51,268           51,268
        Accumulated deficit                                   (37,526)         (31,627)
        Accumulated other comprehensive income                   (726)            (599)
        Notes receivable from shareholders                       (202)            (371)
                                                             --------         --------

           Total shareholders' equity                          12,814           18,671
                                                             --------         --------

           Total liabilities and shareholders' equity        $ 31,003         $ 36,593
                                                             ========         ========


See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
(thousands except per share amounts)               1999             1998             1999             1998
------------------------------------------------------------------------------------------------------------
Net revenues ..................................  $  9,892         $ 12,779         $ 31,323         $ 39,503
Cost of sales .................................     5,410            6,976           18,322           21,618
                                                 --------         --------         --------         --------

Gross margin ..................................     4,482            5,803           13,001           17,885

Operating expenses:
    Research and development ..................       989            1,179            3,553            3,862
    Selling, general and administrative .......     4,441            4,813           14,127           15,881
                                                 --------         --------         --------         --------

                                                    5,430            5,992           17,680           19,743

Operating loss ................................      (948)            (189)          (4,679)          (1,858)
Interest income (expense) and other, net ......      (345)            (138)          (1,027)            (454)
                                                 --------         --------         --------         --------

Loss before income taxes
    and minority interest .....................    (1,293)            (327)          (5,706)          (2,312)
Provision for income taxes ....................        13              178              141              311
                                                 --------         --------         --------         --------

Loss before minority interest .................    (1,306)            (505)          (5,847)          (2,623)
Minority interest .............................         2              232               52              321
                                                 --------         --------         --------         --------

Net loss ......................................  $ (1,308)        $   (737)        $ (5,899)        $ (2,944)
                                                 ========         ========         ========         ========

Basic and diluted net loss per share ..........  $  (0.10)        $  (0.06)        $  (0.47)        $  (0.24)
                                                 ========         ========         ========         ========

Shares used in basic and
   diluted per share calculations .............    12,550           12,469           12,564           12,405
                                                 ========         ========         ========         ========



See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
(thousands)                                                             1999            1998
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                          $(5,899)        $(2,944)
    Adjustments to reconcile net loss to
      cash used by operating activities:
        Depreciation and amortization                                   2,362           2,261
        Excess Inventory charge                                           750              --
        Compensation relating to repayment of shareholder note            169              --
        Increase (decrease) from changes in:
           Accounts receivable                                          2,817             506
           Inventories                                                  1,441             145
           Other current assets                                          (768)             45
           Accounts payable                                              (681)           (253)
           Accrued compensation                                          (141)            308
           Other current liabilities                                     (999)         (1,192)
           Minority interest                                               52             325
                                                                      -------         -------

           Cash used by operating activities                             (897)           (799)
                                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (474)           (908)
    NWL acquisition                                                    (1,278)             --
    Other                                                                (127)            146
                                                                      -------         -------

Cash used by investing activities                                      (1,879)           (762)
                                                                      -------         -------

CASH USED BY FINANCING ACTIVITIES:
    Payments on obligations under capital leases                         (271)           (143)
    Proceeds from the sale of common stock under stock plans               --             189
    Proceeds from bank loans                                            3,621           1,603
    Repayment of bank loans                                            (1,143)         (1,221)
                                                                      -------         -------

Cash provided by financing activities                                   2,207             428
                                                                      -------         -------

Decrease in cash and cash equivalents                                    (569)         (1,133)
Cash and cash equivalents, beginning of period                          1,456           2,465
                                                                      -------         -------

Cash and cash equivalents, end of period                              $   887         $ 1,332
                                                                      =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
           Interest                                                   $   378         $   308
           Income taxes                                               $    15         $    14
        Non-cash financing activities:
           Equipment leases                                           $    12         $   680



See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1998 included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                                SEPTEMBER 30,   DECEMBER 31,
                                                   1999           1998
                                               -------------   ------------
        Sub-assemblies and purchased parts        $ 8,588        $ 9,371
        Finished goods                              3,305          4,713
                                                  -------        -------
                                                  $11,893        $14,084
                                                  =======        =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options. Options to purchase approximately 3,609,000 and 2,588,000 shares of common stock were outstanding at September 30, 1999 and 1998, respectively. Options were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At September 30, 1999 and December 31, 1998, the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.4 million and $0.4 million, respectively. At September 30, 1999 and December 31, 1998, the Company had no investments in debt or equity securities.

5. During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires translation adjustments, which prior to adoption were reported in shareholders' equity, to be included in comprehensive income (loss). The total comprehensive loss during the quarters and nine month periods ended September 30, 1999 and 1998 consisted of (in thousands):

                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                         --------------------            ---------------------
                                         1999            1998            1999            1998
        --------------------------------------------------------------------------------------
        Net loss                       $(1,308)        $  (737)        $(5,899)        $(2,944)
        Translation adjustments           (195)            236            (127)            212
                                       -------         -------         -------         -------
        Comprehensive loss             $(1,503)        $  (501)        $(6,026)        $(2,732)
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

Many currently installed computer systems and software products are coded to accept only two digit entries in the date field. Beginning in the year 2000, these date fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with any noncompliance. Any Year 2000 compliance problem encountered by Laserscope, its suppliers, its service providers or its customers could have a material adverse effect on the Company's financial condition and operating results.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company's results of operations for the quarter and nine months ended September, 1999 (in thousands except for percentages):


                                     THREE MONTHS ENDED                            NINE MONTHS ENDED
                              SEPT. 30, 1999     SEPT. 30, 1998       %     SEPT. 30,1999         SEPT. 30, 1998       %
                                AMOUNT %(a)       AMOUNT %(a)      CHANGE    AMOUNT %(a)           AMOUNT %(a)       CHANGE
                             --------------    ----------------    -------  --------------      -------------------  ------
Revenues from sales of:
  Lasers                     $5,381     54%   $ 6,955      55%      (23)%   $17,756      57%    $ 20,891      53%     (15)%
  Ascent medical systems          -      -      1,329      10%     (100)%         -       -        4,382      11%    (100)%
  Instruments & supplies      2,881     29%     2,916      23%       (1)%     8,808      28%       9,106      23%      (3)%
  Service                     1,630     17%     1,579      12%        3 %     4,759      15%       5,124      13%      (7)%
                             ------    ---    -------    ----      ----     -------    ----     --------     ---     ----
  Total net revenues         $9,892    100%   $12,779     100%      (23)%   $31,323     100%    $ 39,503     100%     (21)%

Gross margin                 $4,482     45%   $ 5,803      45%      (23)%   $13,001      42%    $ 17,885      45%     (27)%

Research & development       $  989     10%   $ 1,179       9%      (16)%   $ 3,553      11%    $  3,862      10%      (8)%

Selling, general & admin     $4,441     45%   $ 4,813      38%       (8)%   $14,127      45%    $ 15,881      40%     (11)%

(a)     expressed as a percentage of total net revenues.

Net revenues decreased during the three and nine months ended September 30, 1999 relative to the corresponding periods of 1998 as a combined result of lower shipments of lasers, instrumentation and supplies. Sales of services were higher during the three months ended September 30, 1999 and lower during the nine months ended September 30, 1999 compared to the corresponding periods in 1998. In addition, due to the sale of the Ascent Medical System ("AMS") assets and liabilities in November 1998, Laserscope had no sales of AMS products in 1999 while sales of these products were $1.3 million and $4.4 million in the three and nine months ended September 30, 1998, respectively.

Revenues from the sales of laser systems decreased during the quarter and nine-month periods ended September 30, 1999 relative to the same periods in 1998. This was due to a combination of lower unit shipments and lower average unit prices during the quarter and lower unit shipments and higher average unit prices during the nine months period. The lower unit shipments are the result of decreased shipments of the Company's Surgical Laser Systems, principally in the United States and the Pacific Rim. The lower average unit prices during the three months ended September 30, 1999 are due primarily to a higher mix of office lasers world-wide. The higher average unit prices during the nine months ended September 30, 1999 reflect the higher mix of PDT units sold in the United States and lower shipments to customers in Asia during the first six months of 1999. In spite of higher laser system unit prices in the United States during the nine months of 1999 compared to the first nine months of 1998, the Company expects its future revenue mix trends in the U.S. market to shift toward lower-priced lasers. In addition, Laserscope believes that economic conditions in the Pacific Rim region will continue to affect its revenues negatively.

Revenues from the sales of instrumentation and disposable supplies during the quarter and nine months ended September 30, 1999 decreased compared to the corresponding periods in 1998. The decrease is due to the combination of lower shipments of disposable supplies and decreased shipments of scanning devices sold as accessories to the Aura office laser system. The Company believes that trends in sales of laser equipment in the United States towards office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures have resulted in decreased sales of disposable supplies. Office lasers used in aesthetic procedures, although often times carrying accompanying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects revenues from the sales of instrumentation and disposable supplies will depend on Laserscope's ability to increase its installed base of systems, and to promote and develop surgical procedures that use these products.

Laserscope's service revenues increased during the three-month period and decreased during the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increase during the three-month period is primarily due to increased non-domestic revenues. The decrease during the nine-month period is principally attributable to lower domestic revenues resulting from reduced service contract revenues from hospitals, partially offset by increased non-domestic service revenues. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photodynamic therapy by medical practitioners will be important to its business. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market is generally increasing, and the Company continues to view expansion of international sales as important to its success. During the first nine months of 1999, international revenues accounted for 46% of total net revenues, compared to 39% of total net revenues during the first nine months of 1998. The increase as a percentage of total net revenues is due principally to the discontinuance of sales of AMS products which were sold by the Company only in the United States, and, to a lesser extent, higher international revenues.


Gross margin as a percentage of revenues remained constant during the quarter ended and decreased during the and nine months ended September 30, 1999 relative to the corresponding periods of 1998. The decline is due principally to lower production levels without corresponding reductions in fixed manufacturing costs. The decline in production levels is the combined result of lower shipment levels in the 1999 periods compared to 1998 periods as well as the Company's efforts to reduce inventory levels. In addition, Laserscope recorded a $0.8 million charge during the period ended June 30, 1999, to provide for inventory the Company considered potentially obsolete. The Company expects that gross margin as a percentage of revenues for the remainder of 1999 will vary from quarter to quarter as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. The decreases in research and development spending during the nine month period ended September 30, 1999 relative to the corresponding period in 1998 is due to decreased laser product development activity in the United States. The Company expects amounts spent in research and development to remain at similar levels during the remainder of 1999.

Selling, general and administrative expenses decreased during the quarter and nine-month periods ended September 30, 1999. This is due to a number of factors. As a result of the sale of AMS assets and liabilities in November 1998, Laserscope reduced expenses relating to the sales and marketing of AMS products. In addition, the Company has generally reduced selling, general and administrative expenses under expense control measures instituted during the latter part of 1998. Partially offsetting these reductions is approximately $1.0 million in charges recorded by Laserscope relating to severance arrangements with employees that were terminated in reductions in force during 1999.


Laserscope expects amounts spent in selling, general and administrative expenses during the final quarter of 1999 to be lower than amounts spent during the first three quarters of 1999. The expected reductions are due to continued expense reduction programs instituted by the Company late in the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at September 30, 1999 and for the nine months then ended (in thousands):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                  1999                 1998
                                              -------------        ------------
Cash and cash equivalents                          $   887          $    1,456
Total assets                                       $31,003          $   36,593
Net working capital                                $ 8,341          $   13,722



The net decrease in cash and cash equivalents during the nine month period was due primarily to the combination of net proceeds from bank borrowings of $2.5 million, $1.3 million paid to increase Laserscope's interest in NWL, cash used by operating activities of $0.9 million and capital expenditures of $0.5 million.

Cash provided by operating activities was the combined result of a net loss of $5.9 million, a decrease in other current liabilities of $1.0 million, an increase to other current assets of $0.8 million, a decrease in accounts payable of $0.7 million and a decrease to accrued compensation of $0.1 million. Offsetting these uses were a reduction in accounts receivable of $2.8 million, depreciation and amortization of $2.4 million, a reduction in inventory of $1.4 million, an excess inventory charge of $0.8 million and a decrease in shareholder notes receivable of $0.2 million.

Cash used by investing activities primarily consisted of capital expenditures of $0.5 million and increased investment in NWL of $1.3 million.

Cash provided by financing activities primarily consisted of net increases in bank loans of $2.5 million.

At September 30, 1999, Laserscope had approximately $4.4 million outstanding under its bank credit line. The losses reported by the Company during the quarters ended June 30, 1999 and September 30, 1999 violated the profitability and minimum net worth covenants of the loan agreement. On October 1, 1999, Laserscope moved to a $6.0 million asset-based borrowing arrangement with the same bank with collateral values based principally on domestic accounts receivable. The arrangement, which expires in September 2000, allows for an over-advance relative to the collateral of $1.9 million until December 31, 1999, then $1.0 million until March 31, 2000 at which time further over-advances will no longer be allowed. At October 1, 1999, the Company had approximately $4.4 million in collateral available against the $4.4 million outstanding.

In addition, NWL has in place various bank lines totaling approximately $2.0 million that expire in 1999 and 2000 under which $1.0 million in borrowings were outstanding at September 30, 1999.

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

YEAR 2000

As described earlier, the year 2000 computer issue creates a risk for Laserscope. If computer systems do not correctly recognize date information when the year changes to 2000, there could be a material adverse effect on the Company's operations. The risk for the Company exists in four areas: (i) Information systems and equipment used by the Company to operate its business;
(ii) systems used by the Company's suppliers; (iii) the products sold by the Company; and (iv) the potential for reduced spending by customers for Laserscope's products and services as a result of significant spending on year 2000 issues and related adverse effects of such issues on the customer's business.

Laserscope has completed its upgrade of the business critical internal information systems and equipment that the Company had identified to be year 2000 non-compliant. At this time, Laserscope has developed contingency plans, consistent with its other disaster recovery plans, to address the potential of unidentified year 2000 non-compliance. For the year 2000 non-compliance issues identified to date, the cost of upgrade or replacement has been less than $200,000 through September 30, 1999. Laserscope does not expect any remaining costs of year 2000-related upgrades or replacements to affect materially its operating results. The Company intends to fund any such compliance efforts through working capital generated by operations. If significant new non-compliance issues are identified, the Company's results of operations or financial condition could be adversely affected. However, the Company believes that it has completed its year 2000 compliance review and necessary system modifications and does not anticipate adverse consequences.

Laserscope has also contacted its critical suppliers to determine whether such suppliers' operations and the products and services they provide to the Company are year 2000 compliant, and has evaluated the responses. At present, Laserscope is satisfied with the responses from these critical suppliers. Where practical, the Company will attempt to mitigate its risks with respect to the failure of its suppliers to be year 2000 ready. In the event that suppliers are not year 2000 compliant, the Company may need to seek alternative sources. Any such failures by critical suppliers could have a material adverse effect on the Company's results of operations or financial condition.

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

FOREIGN CURRENCY RISK

International revenues were 46% of total revenues in the nine months ended September 30, 1999, compared to 39% of total revenues during the comparable period in 1998. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to Laserscope typically denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the quarters and nine month periods ended September 30, 1999 and 1998 were not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

                                  LASERSCOPE
                                  Registrant

                                  /s/  Dennis LaLumandiere
                                  ---------------------------------------------
                                  Dennis LaLumandiere
                                  Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Date:  November 12, 1999

                                 EXHIBIT INDEX

Exhibit#            Description

 27.1               Financial Data Schedule