Form 10-K405
period 1999-12-31
LASERSCOPE
filed 2000-03-30
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1999, or

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

                          -----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was approximately $39,610,000 as of March 17, 2000, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 15,429,750 shares of Registrant's Common Stock issued and outstanding as of March 17, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 23, 2000.

               INTRODUCTORY STATEMENT, RISK FACTORS AND REFERENCES

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

                                  RISK FACTORS

The Company's business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

LIMITED WORKING CAPITAL; POTENTIAL NEED TO RAISE ADDITIONAL CAPITAL. As of December 31, 1999, the Company's total assets and liabilities were $28.9 million and $16.9 million, respectively. As of such date, the Company's working capital was $6.8 million while cash and cash equivalents amounted to $1.4 million. The Company's need for capital is affected by the current and anticipated demand for its products as well as procurement and production lead times in its manufacturing processes. Changes in these factors could have a material impact on capital requirements.

On October 1, 1999, the Company entered into a $6.0 million asset-based borrowing arrangement with a bank with collateral values based principally on domestic accounts receivable. The arrangement, which expires in September 2000, allows for an over-advance relative to the collateral of $1.9 million until December 31, 1999, then $1.0 million until March 31, 2000, at which time further over-advances will no longer be allowed. At December 31, 1999, the Company had approximately $4.0 million in collateral available against the $4.3 million outstanding. In addition, NWL has in place various bank lines totaling approximately $3.0 million that expire in 2000 under which $3.0 million in borrowings were outstanding at December 31, 1999.

To address its capital needs, on January 14, 2000 the Company completed a private placement of its Common Stock providing net proceeds of approximately $1.8 million to accredited investors. The Company issued 2,500,000 shares of its Common Stock, no par value per share, at a price of $0.80 per share. The Company also issued warrants to purchase 218,875 shares of its Common Stock.

Similarly, on February 11, 2000, the Company completed a private placement of subordinate convertible debentures to affiliates of Renaissance Capital Group, Inc., with net proceeds to the Company of approximately $2.9 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into Common Stock of the Company, with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of the Company's Common Stock.

The Company anticipates that future changes in cash and working capital will be dependent on a number of factors, including management's ability to manage effectively non-cash assets such as inventory and accounts receivable. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for further valuation adjustments. In addition, the level of profitability of the Company will have a significant impact on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company has historically financed acquisitions using its existing cash resources. While the Company believes its existing cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing either through its bank lines of credit or otherwise will be required for the Company's currently envisioned long term needs.

There also can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to the Company's shareholders, and future debt financings could result in certain financial and operational restrictions.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY. At December 31, 1999, the Company had an accumulated deficit of $39.2 million. The Company reported a net loss of $7.6 million for the year ended December 31, 1999, and experienced annual net losses of $9.8 million and $0.8 million for the years ended December 31, 1998 and 1997, respectively. There can be no assurance that the Company can achieve or maintain profitability on a quarterly basis or at all.

GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL. Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of the Company's products and in the Company's ongoing research and development activities.

The Company and its products are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) ("510(k)") procedure under which the manufacturer gives the FDA premarket notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is "substantially equivalent" to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption ("IDE") granted by the FDA allowing human clinical studies.

In the case of the most recent FDA 510(k) pre-market notification, which was submitted by the Company in order to obtain clearance to market one of its products for hair removal, the Company believes that it has met all the FDA requirements in order to be granted this clearance. However, there can be no assurance that this marketing clearance will be granted on a timely basis, if at all. It is possible that the FDA may require the Company to provide further clinical data or to repeat the clinical trial completely, thereby delaying this marketing clearance indefinitely.

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

To date, all of the Company's products (except for the 600 Series Dye Module) have been marketed through the 510(k) procedure. Future applications, however, may require clearance through the PMA procedure. There can be no assurance that such marketing clearances can be obtained on a timely basis. Delays in receiving such clearances could have a significant adverse impact on the Company. The FDA may also require postmarket testing and surveillance programs to monitor certain products.

Certain other countries require the Company to obtain clearances for its products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change. The European community is in the process of developing a new approach to the regulation of medical products which may significantly change how medical devices are marketed in those countries within the next several years. In February 1996, the Company achieved ISO 9001 and CE (European Conformation) mark registration in anticipation of this approach.

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

In addition, the Company's laser products are covered by a performance standard for laser products set forth in FDA regulations. The laser performance standard imposes certain specific record-keeping, reporting, product testing, and product labeling requirements on the Company. These requirements also include affixing warning labels to the Company's laser systems, as well as the incorporation of certain safety features in the design of the Company's products.

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

INSURANCE REIMBURSEMENT. Demand for the Company's products is dependent, to a significant extent, on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals' and physicians' decision to purchase the Company's products, adversely affecting the Company's future sales. A substantial portion of the Company's laser sales are for aesthetic procedures that are generally not subject to reimbursement by government or private health insurance. The general absence of insurance coverage for such cosmetic procedures may restrict the development of this market, adversely affecting the Company.

UNCERTAINTY OF TECHNOLOGICAL CHANGE; UNCERTAINTY OF NEW PRODUCT DEVELOPMENT AND ACCEPTANCE. The Company operates in industries that are subject to rapid technological change. The Company's ability to remain competitive and future operating results will depend upon, among other things, the Company's ability to anticipate and respond rapidly to such change by developing, manufacturing and marketing technologically innovative products in sufficient quantities at acceptable costs to meet such demand. Absent introduction of new products and enhancements, the Company's products will likely become technologically obsolete, which could result in the write-off of inventory as well as diminished revenues. Therefore, the Company intends to continue to invest significant amounts in research and development.

The Company's expenditures for research and development were approximately $4.5 million, $5.2 million and $3.4 million in 1999, 1998 and 1997, respectively. The Company anticipates that its ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. No assurance can be given that the Company will be successful in designing, manufacturing or selling its enhanced or new products in a timely manner. Nor can any assurance be given that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on the Company's competitive position.

The Company's current research and development programs are directed toward the development of new laser systems and delivery devices. For example, new laser systems for the emerging aesthetic market and other applications are currently in development. However, there can be no assurance that the aesthetic market will develop as anticipated or that the Company's product development efforts will prove successful. Nor can any assurance be given that such new products, if developed and introduced, will receive market acceptance.

DEPENDENCE ON SINGLE-SOURCE SUPPLIERS AND CERTAIN THIRD PARTIES. Certain of the components used in the Company's laser products, including KTP crystals, molded and cast components, power supplies, and certain optical components, are purchased from single sources. While the Company believes that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect the Company. In particular, KTP crystals that are used in the Company's best selling laser products are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, if the supply of crystals from the present supplier were interrupted there could be an adverse effect on the Company's business and results of operations.

The Company has invested substantial efforts in developing a laser treatment that when combined with PDT drugs may be an effective treatment for certain types of cancer. Currently, QLT PhotoTherapeutics, Inc. is the sole supplier of PDT drugs. The inability or refusal of QLT to supply drugs for use with the Company's lasers would have a material adverse effect on sales of the Company's laser for such treatment.

COMPETITION. The medical equipment market is highly competitive. The
Company's competitors are numerous and include some of the world's largest organizations as well as smaller, highly-specialized firms.
The ability of the Company to compete effectively depends on such factors as market acceptance of its products, product performance and price, customer support, the success and timing of new product development, and continued development of successful channels of distribution. Some of the Company's current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than the Company. In early 1998, the medical equipment industry experienced significant consolidation when two of the Company's largest competitors, ESC Medical Systems and Laser Industries, combined to become the largest participant in the medical equipment industry. To compete, the Company will need to continue to expand its product offerings, periodically enhance its existing products and continue to expand its distribution internationally.

The Company competes in the nonophthalmic surgical segment of the worldwide medical laser market, in which lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. A large number of companies participate in this market, many of which have significantly greater financial and other resources than the Company.

Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty and lithotripsy. To the extent that their products compete for the same capital equipment funds, these manufacturers may be deemed to compete with the Company. More generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities. There can be no assurance that the Company can compete effectively against such competitors. In addition, there can be no assurance that these or other companies will not succeed in developing technologies, products or treatments that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

RELIANCE ON PATENTS AND LICENSES. The Company holds several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, the laser resonator and the connector used to attach disposable and reusable instrumentation to the Company's laser systems.

In April 1992, the Company entered into a worldwide, license agreement with PDT, Inc. ("PDTI") (now named Miravant) for licenses to PDTI's dye laser technology. Under the terms of the agreement, the Company acquired a fully paid up license to manufacture products using PDTI's dye laser technology while PDTI retains ownership of the intellectual property licensed to the Company under the agreement and has the right to manufacture, have manufactured, use, lease and sell the dye laser technology for use in photodynamic therapy with PDTI photodynamic drugs.

There can be no assurance that any licenses held by the Company or any patents that have been issued to the Company or which may be issued as a result of the Company's patent applications will provide any competitive advantages for the

Company's products. There is also no assurance that any of the patents held now or in the future by the Company will not be successfully challenged, invalidated or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, issue, use and sell its products.

FAILURE TO ATTRACT OR RETAIN KEY PERSONNEL CAN ADVERSELY AFFECT RESULTS. The Company is and will continue to be dependent upon the efforts and abilities of a number of current key personnel. Any inability by the Company to attract and retain key employees would have a material adverse effect on the business, financial condition and results of operations of the Company.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. A number of factors affect the Company's financial results and stock price, especially on a quarterly basis, including the timing of shipments and orders. The Company's laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on the Company's results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause quarterly results to fall short of anticipated levels. Furthermore, to the extent orders are received by the Company near the end of a quarter, the Company may not be able to fulfill the order during the balance of that same quarter. Moreover, the Company typically receives a disproportionate percentage of its orders toward the end of each quarter. To the extent that anticipated orders are not received or are delayed beyond the end of the applicable quarter, the Company's revenues may be adversely affected and the Company's revenues may be unpredictable from quarter to quarter. In addition, because a significant portion of the Company's revenues in each quarter result from orders received in that quarter, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected. There can be no assurance that revenue growth or profitability on a quarterly or annual basis will be accomplished or will not fluctuate significantly from quarter to quarter.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE. The Company's development, manufacture and sale of surgical, dermatological and therapeutic laser systems and related surgical instrumentation and disposable supplies and accessories entails significant risks of product liability claims. The Company has experienced product liability claims from time to time, which it believes are ordinary for its business. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that these actions will not ultimately have a material adverse impact on the Company's financial position or results of operations.

At present, the Company maintains product liability insurance on a "claims made" basis with coverage of $10.0 million in the aggregate with a deductible of $0.1 million per occurrence and an annual maximum aggregate deductible of $0.5 million. There can be no assurance that such insurance coverage will be available to the Company in the future at a reasonable cost, if at all, nor can there be any assurance that other claims will not be brought against the Company in excess of its insurance coverage.

FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE. A number of factors affect the Company's financial results and stock price, particularly on a quarterly basis. One such factor is the timing of shipments. The Company's laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on the Company's results of operations on a quarterly basis. A delay in product shipments near the end of a quarter could cause quarterly results to fall short of anticipated levels.

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

The market price of the Company's common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to the Company, such as quarterly fluctuations in the Company's financial results, changes in analysts' estimates of future results, changes in investors' perceptions of the Company or the announcement of new or enhanced products by the Company or its competitors as well as announcements relating to acquisitions and strategic transactions by the Company or its competitors. In addition, such fluctuations may be due to or exacerbated by general conditions in the medical equipment industry or conditions in the financial markets generally. The stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to the Company's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of the Company's common stock.

As of March 1, 2000, we will have 15,111,637 shares of outstanding Common Stock. The sale of a substantial number of shares of Common Stock, including the sale of the Shares being registered hereby, or the perception that such sales could occur, could adversely affect prevailing market prices for the Common Stock.

INTERNATIONAL BUSINESS. International revenues were 45.0% of total revenues in the year ended December 31, 1999, compared to 42% of total revenues during the comparable period in 1998. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The Company intends to continue expansion of its operations outside of the United States and to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include, but are not limited to, changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as differing economic conditions, changes in political climate, differing tax structures and changes in diplomatic and trade relationships. In addition, fluctuations in currency exchange rates may negatively affect the Company's ability to compete in terms of price against products denominated in local currencies. Accordingly, the Company's future results could be materially adversely affected by changes in these regulatory, geopolitical and other factors. The effect of foreign exchange fluctuations on the Company in the years ended 1999 and 1998 were not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

LEGAL PROCEEDINGS. The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on its financial position or results of operations.

INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relate primarily to the Company's investment and debt portfolios. The Company has not used derivative financial instruments in its investment or debt portfolios. The Company invests its excess cash in money market funds and commercial paper. The Company's debt financing consists mainly of bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, the Company's future investment income may fall short of securities analyst expectations, due to changes in interest rates, or the Company may suffer losses in principal if forced to sell securities which have declined in market value, due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, the Company's future interest expense may be greater than expected due to changes in interest rates.

WARRANTY OBLIGATIONS. A direct field service organization provides service for the Company's products. The Company generally provides a twelve month warranty on its laser systems. After the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis. The Company also has a "99.0% Uptime Guarantee" on its laser systems. Under provisions of this guarantee, the Company extends the term of the related warranty or contract if specified system uptime levels are not maintained. Although most systems covered by this guarantee have achieved a 99.0% uptime rate to date, there can be no assurance that the Company can maintain such uptime rates in the future.

As of the date of this report, the Company's systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its primary vendors or systems maintained by third parties have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date of this report, Year 2000 issues may not become apparent immediately and, therefore, the Company may be affected in the future. The Company will continue to monitor the issue and work to remediate any Year 2000 issues that may arise. Through the date of this report, the costs to Laserscope for year 2000 compliance have not been significant.

NO DIVIDENDS. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of dividends on the Common Stock by the Company will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the Board of Directors may consider relevant.

"PENNY STOCK" RULES. The Company's Common Stock is presently traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, which requires that a company have a minimum bid price of $1.00 in order to qualify for continued listing. The Company's low bid price in 1999 for each of the quarters June 30, September 30 and December 31 was $1 1/16, $1 and $5/8, respectively, and the Company's last traded price on March 1, 2000 was $3. If the Company fails to maintain its listing for its Common Stock on the NASDAQ National Market System, and no other exclusion from the definition of "penny stock" under the Exchange Act is available, then any broker engaging in a transaction in the Company's securities would be required to provide any customer with a risk disclosure document and the compensation of the broker/dealer in the transaction and monthly account statements showing the market values of the Company's securities held in the customer's accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in the Company's securities, they would become less willing to engage in such transactions, thereby making it more difficult for purchasers in this Private Placement to dispose of the shares of Common Stock.

DILUTION. Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under the Company's stock option plans and other options, warrants and outstanding convertible securities.

Other risks are detailed from time to time in the Company's press releases and other public disclosure filings with the U.S. Securities and Exchange Commission ("SEC"), copies of which are available upon request from the Company.

References made in this Report to "Laserscope," the "Company," the "Registrant" or "We" refer to Laserscope and its subsidiaries. References made in this Report to "HSI" refer to Heraeus Surgical, Inc. References made in the Report to "NWL" refer to NWL Laser-Technologie GmbH.

The following are registered trademarks of Laserscope which may be mentioned herein: Laserscope, Dermastat, KTP/532, KTP/YAG, MicroBeam, Opthostat, ClearView, Crossfire, Digilase, Infraguide, Illumina, Laserblade, Luxus, Permaline, Pinnacle, Sureshot, Ultralase, Ultraline and Ultraspot.

The following are common law trademarks and service marks of Laserscope which also may be mentioned herein: AccuStat, ADD, ADDStat, Ascent Medical Systems, Aura, Aura SL, Dermastat, DiscKit, Dual FX, Everything You Need. Everything Unique! (SM), Endostat, FiberLife, FocalStat, KTP/YAG, Laparostat, LaparoVac, LDD, Lyra, Medical Insite (Web Site SM), MicronSpot, Microstat, Orion, People Who Do More (SM), The Power Family (SM), Pulsar, SmartConnector, SmartScan, SpineScope, SpineStat, StarPulse, ArthroGuide, Enhance, Hercules, InfraTips, On Target, OrthoProbe, QuickPulse, Radiance, Resilient, SpinaLase, SuperPulse, UroLine and Venus.

Photofrin and Optiguide are registered trademarks of QLT PhotoTherapeutics, Inc.

                                     PART I

ITEM 1. BUSINESS

General Overview of Business

Laserscope(R) designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers and advanced fiber-optic devices for a wide variety of applications, including photodynamic therapy to treat cancer and other diseases. Laserscope's portfolio consists of more than 350 products, including KTP/532(R), CO(2), Nd:YAG, Er:YAG, Ruby, Diode and Dye medical laser systems, industrial laser systems and related energy delivery devices.

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

Market Focus

Laserscope products are used in several surgical applications. Since the early 1990's, the ear, nose and throat (ENT), urology and gynecology (OB/GYN) specialties have continued to represent the primary markets into which Laserscope sells its broad range of laser systems and the majority of its energy delivery devices and surgical instruments. As a percentage of total revenues in 1999, the ENT, urology and OB/GYN markets accounted for approximately 15%, 8% and 7% of revenues, respectively.

Laserscope entered the dermatology/aesthetic surgery market in the mid 1990's with several, highly-versatile laser systems. Laserscope's desktop-sized Aura(TM) Laser System is among the industry's leading systems for the treatment of red leg and facial veins. The Aura SL(TM) is specifically designed for the treatment of facial veins. The Lyra(TM) is designed specifically for hair removal and for the treatment of large leg veins. The Venus is engineered for skin resurfacing (wrinkle removal) applications. The Levante(TM) Ruby Laser System is used for hair and tattoo removal. As a percentage of total revenues in 1999, the dermatology/aesthetic surgery market accounted for approximately 31% of revenues.

The Company believes photodynamic therapy (PDT), a selective cancer treatment, has long-term potential applications for its products. In the oncology application of this modality, a photosensitizer drug is injected into a cancer patient intravenously. After a short time, the drug selectively concentrates in abnormal cells while largely clearing from normal tissue. The drug remains inactive until exposed to laser light. When applied, the laser energy, delivered through a disposable fiber-optic device, activates the drug and creates a toxic form of oxygen that destroys the cancerous cells with minimal damage to healthy cells.

The non-surgical, minimally-invasive approach of PDT allows the treating physician to be much more precise in destroying cancer cells at the tumor site. Both the photosensitizer drug injection and the laser treatment can be performed, in many cases, on an outpatient basis. In December 1998, Laserscope received approval from the FDA for its PDT Laser Systems and the photosensitizer PHOTOFRIN(R), manufactured by QLT PhotoTherapeutics, Inc., as a treatment for certain types of late-stage lung cancer. In January 1998, the FDA approved the same laser-drug combination for the treatment of early-stage lung cancer. These approvals followed an earlier FDA approval to treat certain late-stage esophageal cancers. The Company is also involved in pursuing clinical studies on other PDT applications, including some non-cancer applications, and is working in collaboration with some of the leading pharmaceutical firms that have PDT drugs in various stages of development.

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

The Venus Erbium:YAG Laser System is among the most compact and powerful, commercially available Erbium lasers for skin resurfacing and other medical laser applications. Venus is one-half the size and weight of most other Erbium systems on the market, providing an easy-to-use, in-office system for such procedures as skin resurfacing or wrinkle removal. The Erbium:YAG wavelength is more superficially absorbed by the skin than the CO(2) wavelength and provides a gentler form of skin resurfacing, suitable for younger patients with mild wrinkles or moderate sun damage, and can be used on both facial and non-facial skin such as the hands.

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

Laserscope's PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, and are portable and may be tunable to other wavelengths.

Finally, the newest laser in the Laserscope laser system family is the Lyra(TM). The Lyra is a variable long pulse Nd:YAG laser system and was specifically designed for hair removal and leg vein applications. It is one of the most powerful Nd:YAG systems on the market and is based on the Company's successful Aura(TM) laser platform allowing for portability and high manufacturing synergies.

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

Sales and Marketing

The Company concentrates much of its marketing efforts for its laser products on high volume surgical procedures such as the treatment of facial vascular lesions, the treatment of leg veins and hair removal. Laserscope believes that increased market awareness of both the benefits of laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for its laser and laser-based products. As a result, the Company has designed its marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety, and cost-effectiveness of its surgical laser systems.

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

Distribution

In the United States, the United Kingdom and France, the Company distributes its products to hospitals, outpatient surgical centers and physician offices through its own direct sales force. In Germany, Laserscope products are distributed by NWL Laser-Technologie, GmbH. Elsewhere, Laserscope products are sold through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business

Revenues from Europe, Asia and the Pacific Rim continue to account for an increasing percentage of total sales. Approximately 45% of Laserscope's 1999 revenues were derived from its international operations including export sales, up from 42% in 1998 and 33% in 1997. The Company expects that international sales will continue to represent a significant percentage of net sales in 2000.

In March 1995, Laserscope entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1 million to increase its equity position to a 52% interest in NWL. In January 1999, Laserscope paid an additional $1.3 million to increase its equity position to 80%.

On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale, which is pending Wavelight shareholder approval, which the Company expects to occur on March 31, 2000, would have an effective date of January 1, 2000. As part of the transaction, NWL would continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels. The transaction is expected to net approximately $4.0 million in cash to Laserscope and is not expected to generate a material gain or loss when reported in Laserscope's first quarter 2000.

Installed Base of Lasers

Laserscope has more than 6,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

Service and Support

A direct field service organization provides service for the Company's products. The Company generally provides a twelve-month warranty on its laser systems. After expiration of the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis at the election of the customer. The Company also has a "99.0% Uptime Guarantee" on its laser systems. Under provisions of this guarantee, the Company extends the term of the related warranty or contract if specified system uptime levels are not maintained.

Research and Development

The Company operates in an industry that is subject to rapid technological changes. Laserscope's ability to remain competitive in its industry depends on, among other things, its ability to anticipate and react to such technological changes. Therefore, the Company intends to continue to invest significant amounts in research and development.

Laserscope's current research and development programs are directed toward the development of new laser systems and delivery devices. For example, new laser systems for the aesthetic surgery market and other applications are currently in development. However, there can be no assurance that the aesthetic surgery market will develop as anticipated or that Laserscope's product development efforts will prove successful. Nor can there be any assurance that such new products, if developed and introduced, will receive market acceptance.

Manufacturing

The Company manufactures the laser resonators, system chassis and certain accessories used in its laser systems in the United States. The Company's laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to the Company's designs and specifications by outside vendors. The Company believes that it has sufficient manufacturing capacity in its present facilities to support current operations at least through the end of 2000. NWL also manufactures certain laser products at its facility in Germany.

In addition to its laser manufacturing capability, the Company has a production facility in the United States for certain of its disposable products. The Company's Endostat fibers and Angled Delivery Devices are manufactured in this facility

Certain of the components used in the Company's products, including potassium titanyl phosphate (KTP) crystals, molded and cast components, power supplies, and certain optical and electronic components, are purchased from single sources. While the Company believes that most of these components are available from alternative sources, an interruption of these or other supplies would adversely affect the Company. KTP crystals are currently available at appropriate quality levels from only one supplier, a division of Litton Industries. This supplier has a second crystal growing and fabrication facility at a second location in the United States which is geographically isolated from its original production facility. While the Company believes that an alternative supplier of KTP crystals could be qualified, an interruption in the supply of crystals would have an adverse effect on the Company's business and results of operations.

Employees

At December 31, 1999, the Company had 220 full-time employees. The Company believes that it maintains competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. The Company believes that the success of its business will depend, in part, on its ability to attract and retain such personnel, who are in great demand, however, there can be no assurances that it will be able to do so.

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

During November 1998, the Company and Heraeus Medical, Inc. (a division of Heraeus Med GmbH), signed a definitive agreement for the sale of certain assets and liabilities related to the AMS product line. The product line was originally purchased by Laserscope in the acquisition of Heraeus Surgical, Inc. The Company received $905,000 in exchange for certain assets and liabilities relating to the product line.

In December of 1998, the Company concluded that the majority of the remaining book value the intangible assets acquired in the acquisition of Heraeus Surgical, Inc. had been impaired and recorded an impairment loss. In addition, the Company determined that specific inventories relating to certain product lines acquired in the acquisition were excessive, and the Company adjusted the value of these inventories accordingly. Laserscope determined this action in late 1998, as part of a redirection in emphasis towards higher volume product lines.

In March 1995, the Company entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL's shareholders approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1.0 million to increase its equity position to a 52% interest in NWL. In January 1999, the Company paid approximately $0.8 million cash and agreed to pay $0.5 million on April 15, 1999 to acquire an additional 28% interest in NWL bringing its ownership interest to 80%. The approximate purchase price allocation for the transaction is $1.1 million for intangible assets and $0.2 million for additional interest in tangible assets.

On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL The sale, which is pending Wavelight shareholder approval, which the Company expects to occur on March 31, 2000, would have an effective date of January 1, 2000. As part of the transaction, NWL would continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels. The transaction is expected to net approximately $4.0 million in cash to Laserscope and is not expected to generate a material gain or loss when reported in Laserscope's first quarter 2000.

Recent Developments

To address its capital needs the Company recently completed a private placement of its Common Stock to accredited investors providing net proceeds of approximately $1.8 million to Laserscope. The transaction consisted of two closings. The first for approximately $1.0 million in net proceeds in exchange for 1,505,000 shares of the Company's common stock which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of the Company's common stock which closed on January 14, 2000. The shares had no par value per share and were issued at a price of $0.80 per share. The Company also issued warrants to purchase 218,875 shares of its common stock on the date of the second closing.

Similarly, on February 11, 2000, the Company completed a private placement of subordinate convertible debentures with net proceeds to the Company of approximately $2.9 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into common stock of the Company, with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of the Company's Common Stock.

The Company is in the process of registering the common stock, the underlying common stock relating to the debentures and the underlying common stock relating to the warrants on a form S-3. The Registration Statement was filed by the Company on March 14, 2000.

EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 1999:


      Name                     Age           Position
      ----                     ---           --------
Robert J. Pressley, Ph.D.      67    Chairman of the Board
Eric M. Reuter                 38    President, Chief Executive Officer and Director
Robert Mathews                 54    Executive Vice President
Kevin Candio                   46    Vice President, Marketing & Sales
Van Frazier                    47    Vice President, Quality and Regulatory Affairs
Dennis LaLumandiere            46    Vice President, Finance, Chief Financial
                                         Officer and Assistant Secretary
Susan Smith                    49    Vice President, International

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

Eric M. Reuter joined the Company as Vice President, Research and Development in September 1996 and was appointed President and Chief Executive Officer of the Company in June 1999. Prior to joining Laserscope, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University (SLAC) as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring used for high energy physics research. From February 1991 to January 1994, he served as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems - Oncology Care Systems, a medical device company.

Robert L. Mathews joined the Company as Executive Vice President in August 1999. Before joining the Company, from December 1998 to August 1999, he was Executive Vice President & General Manager of the MasterPlan Division of COHR, Inc., a management consulting and independent service organization. From April 1997 to December 1998, he was Vice President and General Manager of Diasonics Vingmed Ultrasound, Inc., a medical device manufacturer. From April 1996 to April 1997, he was Senior Director, Corporate Accounts at Spacelabs Medical, Inc., a medical device manufacturer. From May 1995 to April 1996 Mr. Mathews was a self employed business consultant and from February 1994 to May 1995 he was President and Chief Executive Officer of Resonex Holdings Ltd., a medical device manufacturer.

Kevin Candio has served as Laserscope's Vice President, Sales and Marketing since June 1999. Prior to this position, he was Vice President, Sales and Service from November 1997 to June 1999 and was Eastern Region Sales Manager for the Company from November 1988 to November 1997. Before joining Laserscope, he held various sales and sales management positions at Coopervision Surgical Systems, a medical device company, from August 1983 to November 1988.

Van Frazier joined the Company as Director of Quality Assurance in January 1999 and was appointed Vice President, Quality and Regulatory Affairs in June 1999. Before joining Laserscope, from October 1997 to January 1999, he was Director of Quality Assurance and Regulatory Affairs of St. Jude Medical, a medical device manufacturer. From January 1996 to October 1997, Mr. Frazier held various regulatory management positions at Telectronics Pacing Systems, a medical device manufacturer and from November 1991 to January 1996, he was Regulatory Compliance Manager for Physio-Control, a medical device manufacturer.

Dennis LaLumandiere joined Laserscope in September 1989 as Corporate Controller. Mr. LaLumandiere has served as Vice President, Finance since February 1995, Chief Financial Officer since February 1996 and Assistant Secretary since November 1996. Prior to joining Laserscope, from 1983 to 1989, Mr. LaLumandiere held various financial and operations management positions at Raychem Corporation, a multinational materials science company.

Susan J. Smith was appointed to the position of Vice President, International in April 1999. Prior to this position, she held various sales and marketing management positions with the Company from November 1990 to April 1999. Prior to joining Laserscope, Ms. Smith held various marketing management positions at Laser Photonics from March 1989 to November 1990. Ms. Smith terminated as an officer of the Company in March 2000.

ITEM 2. PROPERTIES

Laserscope leases two buildings aggregating approximately 60,000 square feet in San Jose, California under leases expiring in February 2001. The Company has options to extend the leases at the then-current market rates. These facilities house the Company's research and development and manufacturing operations as well as the Company's principal sales, marketing, service and administrative offices. The Company believes that these facilities are suitable for its current operations and are adequate to support those operations through the end of 1999. The Company also leases offices in the United Kingdom and France where the Company's local sales and marketing staffs are based. NWL's facilities consist of a leased office and a 35,000 square foot facility owned by NWL in Germany.

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

In 1997, a medical malpractice and product liability suit was filed against a hospital, two physicians and Laserscope relating to a laser manufactured by Heraeus Surgical, Inc. which was acquired by Laserscope in August 1996. Although a trial date has been set, the Company is currently pursuing mediation through an independent third party. While there can be no assurance as to the ultimate disposition of the case, the Laserscope does not believe the outcome of the case will have a material adverse impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 17, 1999, the Company had approximately 800 shareholders of record.

The following table shows Lasercope's high and low selling prices for the years ended December 31, 1999 and December 31, 1998 as reported by the Nasdaq National Market System:

                                                     1999
                                           ------------------------
                                           High Bid         Low Bid
                                           --------         -------
      First Quarter                       $ 2 3/4           $ 1 1/8
      Second Quarter                      $ 1 15/16         $ 1 1/16
      Third Quarter                       $ 1 17/32         $ 1
      Fourth Quarter                      $ 1 1/4           $   5/8

                                                     1998
                                           ------------------------
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

To address its capital needs Laserscope recently completed a private placement of its Common Stock pursuant to Regulation D of the Securities Act of 1933 to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of the Company's common stock which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of the Company's common stock which closed on January 14, 2000. The shares had no par value per share and were issued at a price of $0.80 per share. The Company also issued warrants to purchase 218,875 shares of its common stock on the date of the second closing. The warrants are convertible into shares of Laserscope's common stock at $1.25 per share and expire in 2005.

Similarly, on February 11, 2000, Laserscope completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933 to affiliates of Renaissance Capital Group, Inc with gross proceeds to the Company of $3.0 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into common stock of the Company, with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of the Company's common stock. The warrants are convertible into shares of Laserscope's common stock at $1.50 per share and expire in 2005.

The proceeds from both of these financings will be used for general corporate working capital.


ITEM 6. SELECTED FINANCIAL DATA
        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)


CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                1999(1)       1998(2)(3)     1997(4)(5)     1996(6)          1995
                               --------       ----------     ----------     --------       --------
Net revenues                   $ 40,990       $ 52,728       $ 61,349       $ 42,844       $ 30,133
Net loss                         (7,573)        (9,796)          (843)        (1,692)        (3,552)
Basic & diluted net
  loss per share(7)               (0.60)         (0.79)         (0.07)         (0.18)         (0.51)



CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                1999(1)       1998(2)(3)     1997(4)(5)     1996(6)          1995
                               --------       ----------     ----------     --------       --------
Cash, cash equivalents &
  short-term investments       $  1,449       $  1,456       $  2,465       $  3,917       $  2,278
Working capital                   6,806         13,722         20,313         18,444         12,564
Total assets                     28,956         36,593         47,306         44,469         23,582
Capital leases (excluding
  current portion)                  534          1,012            274            202             15
Other long term debt                862          1,693          2,970             --             --
Shareholders' equity             12,047         18,671         28,117         27,175         17,326


CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                             THREE MONTHS ENDED
                                          -------------------------------------------------------
                                          MAR. 31,     JUN. 30,(1)      SEP. 30,   DEC. 31,(2)(3)
                                          --------     -----------    -----------  --------------
1999
----
Net revenues                              $ 11,866       $  9,565       $  9,892       $  9,667
Gross Margin                                 5,510          3,009          4,482          4,343
Net income (loss)                             (639)        (3,952)        (1,308)        (1,674)
Basic & diluted net income (loss)
  per share                                  (0.05)         (0.31)         (0.10)         (0.13)

1998
----
Net revenues                              $ 13,591       $ 13,133       $ 12,779       $ 13,225
Gross Margin                                 6,570          5,512          5,803          3,271
Net  loss                                     (230)        (1,977)          (737)        (6,852)
Basic and diluted net loss per share         (0.02)         (0.16)         (0.06)         (0.55)


(1) The Company recorded $750,000 million inventory provision in the quarter ended June 30, 1999.

(2) The Company sold assets & liabilities related to its AMS product line on November 9, 1998 at a loss of $1.1 million.

(3) The Company recorded $2.1 million inventory provision in the quarter ended December 31, 1998.

(4) The Company closed the acquisition of a 52% equity ownership of NWL Laser-Technologie GmbH on June 13, 1997.

(5) The Company recorded $3.0 million inventory provision in the quarter ended December 31, 1997.

(6) The Company closed the acquisition of Heraeus Surgical, Inc. on August 30, 1996.

(7) The net income (loss) per share amounts prior to December 1997 have been restated to comply with Statement of Accounting Standard Number 128, Earnings Per Share. (See Note 1 in Notes to the Consolidated Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW - RESULTS OF OPERATIONS

The following table sets forth certain data from Laserscope's consolidated statements of operations, expressed as a percentage of net revenues:

                                            1999         1998         1997
                                           -----        -----        -----
Net revenues                               100.0%       100.0%       100.0%
Cost of sales                               57.7         59.9         59.1
                                           -----        -----         ----
Gross margin                                42.3         40.1         40.9
  Operating expenses:
  Research and development                  11.0          9.9          5.5
  Selling, general and administrative       47.8         41.1         36.3
  Impairment of intangible assets             --          3.6           --
                                           -----        -----         ----
                                            58.8         54.6         41.8
Operating loss                             (16.5)       (14.5)         (.9)
Interest income (expense) and
  other, net                                (2.2)        (1.3)          .3
Loss on sale of AMS                           --         (2.1)          --
                                           -----        -----         ----
Loss before income taxes and
  minority interest                        (18.7)       (17.9)         (.6)
Provision for income taxes                    --           .4           .6
                                           -----        -----         ----
Loss before minority interest              (18.7)       (18.3)        (1.2)
Minority interest                            (.2)          .3           .2
                                           -----        -----         ----
Net loss                                   (18.5)%      (18.6)%       (1.4)%
                                           =====        =====         ====

Laserscope sells its products to hospitals, outpatient surgery centers, pay-per-use providers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. The Company sells in the United States through its own direct sales force. The Company's export sales are generated by its wholly and majority owned subsidiaries throughout the United Kingdom, France and Germany and by independent distributors in the rest of the world. Through December 31, 1999, sales outside of the United States have been denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars for the rest of the world.

During 1999, 1998 and 1997 fluctuations in foreign currencies did not materially affect the results of operations reported by Laserscope. However, there is risk exposure to the Company in a number of areas. Although Laserscope's revenues denominated in U.S. dollars represented over 69% of total revenues in 1999, 71% in 1998 and 81% in 1997, market risk exists in foreign countries where the Company sells in U.S. dollars, and where a major strengthening of the U.S. dollar could have a material negative impact on its business. In addition, the introduction of the euro as a currency in several European countries could negatively affect Laserscope's ability to sell its products in exchange for U.S. dollars in those countries. In January 1999, the Company's subsidiary in France began to denominate its sales and report its financial statements in the euro, while the other subsidiaries have not yet adopted this practice. Through 1999, the Company believes it had not sustained any adverse impact from the introduction of the euro. However, any major strengthening of the U.S. dollar against the euro, the British Pound Sterling or the German Mark could have a material adverse effect on the Company's business. Finally, the Company currently sources the majority of material for its manufacturing production in the country of manufacture, and therefore has insignificant foreign exchange risk relative to the settlement of liabilities.

1999 RESULTS COMPARED TO 1998.

During 1999, Laserscope's revenues decreased approximately $11.7 million, or 22%, from 1998. The Company experienced declines in revenues from the sales of lasers, disposables and instrumentation, and services. Sales of these products were approximately $23.3 million, $11.6 million and $6.1 million, respectively in 1999, compared to $28.8 million, $12.1 million and $6.6 million, respectively, in 1998. In addition, due to the sale of the assets and liabilities of Ascent Medical Systems in November 1998, Laserscope had no sales of AMS products in 1999 while sales of these products were $5.2 million in 1998. Laserscope discontinued the sales of these products in November 1998 and sold the assets and liabilities related to the product line to Heraeus Medical, Inc. at that time.

During 1999, Laserscope's revenues from the sales of laser equipment decreased 19% to $23.3 million, or 57% of total net revenues, compared to $28.8 million, or 55%, of total net revenues in 1998. Decreases in revenues from sales of laser equipment resulted from lower unit sales with lower unit prices in most geographic regions. Lower unit volume contributed to approximately 68% of the decline in revenue while lower unit prices contributed to approximately 32% of the decline. Laserscope believes that strong competition in the Unites States private physician office market continues to negatively affect domestic laser sales. Laserscope also believes that the negative economic conditions in the Pacific Rim region have also affected its ability to increase sales in this region. Consequently, the Company expects that its revenue mix trends in the U.S. market will continue to shift toward lower-priced office lasers and that economic conditions in the Pacific Rim region will continue to impact Laserscope's revenues negatively.

Laserscope's net revenues from shipments of disposable supplies and instrumentation were 5% lower in 1999 than 1998, and were approximately $11.6 million, or 28% of total revenues in 1999, compared to approximately $12.1 million, or 23%, in 1998. The decrease is principally attributable to reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim. The

Company believes that sales of laser equipment in the United States, which have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures, has resulted in lower sales of disposable supplies and instrumentation. Office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects revenues from the sales of instrumentation and disposable supplies to depend on the Laserscope's ability to develop and promote surgical procedures that use these products and to increase its installed base of systems.

The Company's net service revenues during 1999 were 6% lower than 1998. These revenues were $6.1 million, or 15%, of total net revenues in 1999, compared to $6.6 million, or 12%, of total net revenues in 1998. The decrease is principally attributable to lower domestic revenues resulting from reduced service contract revenues from hospitals. Laserscope believes that future revenues will depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photodynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications. Penetration of the international market is generally increasing, and the Company continues to view expansion of international sales as important to the Company's success. During 1999, international revenues accounted for 45% of total net revenues, compared to 42% of total net revenues during 1998.

Laserscope's product gross margin as a percentage of net revenues was 45% in each of 1999 and 1998. These percentages reflect charges recorded to provide for inventory related to discontinued product lines totaling approximately $0.7 million in 1999 and $2.1 million in 1998. These charges reduced Laserscope's product gross margin as a percentage of net revenues by 2 percentage points in 1999 and 5 percentage points in 1998. The increase in gross margin (without respect to the inventory provisions) is primarily due to a shift in product mix towards higher margin products. Laserscope expects that product gross margin as a percentage of net revenues will be higher in 2000 than in 1999, because the Company has reduced its fixed cost structure. However, the Company expects that these amounts may vary from quarter to quarter during 2000 as it continues to balance production volumes and inventory levels with product demand and as product and distribution mix varies.

Gross margin from service activities as a percentage of service revenues was 26% in 1999 compared to 6% in 1998. The increase reflects a reduction to the fixed cost structure in response to lower revenues. Laserscope expects that gross margin as a percentage of net revenues from service activities in 2000 will be similar to 1999 levels.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1999, amounts spent on research and development decreased 14% from amounts spent in 1998. The decline was due to a narrowing of focus in product development activity with fewer products in development. The Company expects that amounts spent in research and development during 2000 will, as a percentage of net revenues, be approximately equal to that which was spent in 1999.

Selling, general and administrative expenses decreased 10% in 1999, but increased as a percentage of net revenues due to decreased revenues. The decrease in spending primarily results from expense reduction measures implemented in July 1999 partially offset by foreign bad debt expenses. Laserscope expects selling, general and administrative expenses to remain at similar levels during 2000 as the Company continues to invest in marketing programs and educational support.

During 1998, the Company recognized an impairment loss on certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc, ("HSI"). The intangible assets related to certain laser product lines that Laserscope discontinued as of December 31, 1998 or early in 1999. The Company determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. The Company expected that the undiscounted future cash flows for these product lines would be significantly less than the carrying value of the intangible assets relating to these product lines. Accordingly, Laserscope recorded an impairment charge of $1.9 million in 1998 to adjust the assets to their estimated fair value.

During 1998, the Company concluded the sale of certain assets and liabilities related to the AMS product line to Heraeus Medical, Inc. (a division of Heraeus Med GmbH). Laserscope purchased the product line in the acquisition of HSI and revenues from sales of products in this line decreased in 1997 and 1998. Due to these declines and a desire to redirect Laserscope's resources towards laser products, the management of the Company sold the assets and liabilities related to the product line in November 1998. Laserscope received $0.9 million, in exchange for certain assets and liabilities relating to the product line. The result of the transaction was a loss to the Company of $1.1 million.

In 1999 and 1998, Laserscope recorded $13,000 and $184,000, respectively, in income tax provisions primarily attributable to the profits of NWL.

Minority interest in 1999 and 1998 resulted from the minority ownership participation in NWL's net results.

1998 RESULTS COMPARED TO 1997.

During 1998, Laserscope's revenues decreased approximately $8.6 million, or 14%, from 1997. Almost half of the decrease was due to a decline in revenues from sales of AMS products. These revenues accounted for approximately $5.2 million of all revenues in 1998, compared to approximately $9.2 million in 1997. Laserscope discontinued the sales of these products in November 1998 and sold the assets and liabilities related to the product line to Heraeus Medical, Inc. at that time. In addition, the Company experienced declines in revenues from the sales of disposables and instrumentation, and services, which were approximately $12.1 million and $6.6 million, respectively, in 1998, compared to $14.7 million and $8.1 million, respectively, in 1997.

During 1998, Laserscope's revenues from the sales of laser equipment decreased 2% and were $28.8 million, or 55%, of total net revenues, compared to $29.3 million, or 48%, of total net revenues in 1997. Increases in revenues from sales of laser equipment were due to a complete year of sales from NWL, which contributed approximately $7.8 million of such revenues in 1998, compared to approximately $4.8 million from June through December 1997. Offsetting the increases contributed by NWL were reduced shipment levels in the United States and Pacific Rim, and higher shipment levels in Europe. Overall, unit sales in 1998 were at approximately the same level as in 1997, with lower average unit prices contributing to the 2% decline in revenue.

Laserscope's net revenues from shipments of disposable supplies and instrumentation were 17% lower in 1998 than 1997, and were approximately $12.1 million, or 23%, of total revenues in 1998, compared to approximately $14.7 million, or 24%, in 1997. The decrease was principally attributable to reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim. The Company believes that trends in sales of laser equipment in the United States, which have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures, resulted in lower sales of disposable supplies and instrumentation. Office lasers used in aesthetic procedures, although often times carrying accompanying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies.

The Company's net service revenues during 1998 were 18% lower than 1997. These revenues were $6.6 million, or 12%, of total net revenues in 1998, compared to $8.1 million, or 13%, of total net revenues in 1997. The decrease was principally attributable to lower domestic revenues as a result of reduced service contract revenues from hospitals.

Laserscope's product gross margin as a percentage of net revenues in 1998 was 45%, compared to 44% in 1997. These percentages reflect $2.1 million in charges recorded to provide for inventory related to discontinued product lines in 1998, and $3.0 million in charges during 1997 to provide for inventory that the Company considered to be potentially excessive. These charges reduced Laserscope's product gross margin as a percentage of net revenues by 4 percentage points and 5 percentage points in 1998 and 1997, respectively. The increase in gross margin (without respect to the inventory provisions) was due a product mix shift away from AMS products and towards laser products. Since its acquisition of HSI, Laserscope acted as a distributor for the majority of the AMS products. These products were manufactured by other companies. Revenues from sales of the AMS products generally generated lower gross margins than products manufactured by the Company.

Gross margin from service activities as a percentage of service revenues was 6% in 1998, compared to 23% in 1997. The decrease reflected a further decline in service revenues without a corresponding reduction to the fixed cost structure, together with inefficiencies in performing service activities supporting the Company's AMS products.

Research and development expenses were the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of the Company's existing products. In 1998, amounts spent on research and development increased 54% from amounts spent in 1997. The growth was due to increased laser product development activity in the United States, and, to a lesser extent, a full year of NWL's research and development expenses in 1998 compared to six months in 1997.

Selling, general and administrative expenses decreased 3% in 1998, but increased as a percentage of net revenues due to decreased revenues. The decrease primarily results from the discontinuance of the AMS product line after the sale of related assets and liabilities in November 1998.

During 1998, the Company recognized an impairment loss on certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc, ("HSI"). The intangible assets relate to certain laser product lines that Laserscope discontinued as of December 31, 1998 or intends to discontinue in early 1999. The Company determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. The Company expected that the undiscounted future cash flows for these product lines would be significantly less than the carrying value of the intangible assets relating to these product lines. Accordingly, Laserscope recorded an impairment charge of $1.9 million in 1998 to adjust the assets to their estimated fair value.

During 1998, the Company concluded the sale of certain assets and liabilities related to the AMS product line to Heraeus Medical, Inc. (a division of Heraeus Med GmbH). Laserscope purchased the product line in the acquisition of HSI and revenues from sales of products in this line decreased in 1997 and 1998. Due to these declines and a desire to redirect Laserscope's resources towards laser products, the management of the Company sold the assets and liabilities related to the product line in November 1998. Laserscope received $0.8 million, and rights to $0.1 million that remained in escrow until November 1999, in exchange for certain assets and liabilities relating to the product line. The result of the transaction was a loss to the Company of $1.1 million.

In 1998 and 1997, Laserscope recorded $184,000 and $370,000, respectively, in income tax provisions primarily attributable to the profits of NWL as well as other foreign income and withholding taxes, and federal and state minimum taxes.

Minority interest in 1998 and 1997 resulted from the minority ownership participation in NWL's net income.

FINANCIAL REVIEW - LIQUIDITY AND CAPITAL RESOURCES

Total assets and liabilities as of December 31, 1999 were $29.0 million and $16.9 million, respectively, compared to assets and liabilities of $36.6 million and $17.9 million, respectively, at December 31, 1998. Working capital decreased $6.9 million from $13.7 million at December 31, 1998 to $6.8 million at December 31, 1999. Cash and cash equivalents were $1.5 million at each of December 31, 1999 and 1998. The decrease to working capital was primarily the result of the net loss for the year.

Cash used by operating activities totaled $1.6 million. This was the combined result of the following uses: Net loss - $7.6 million; reductions in accounts payable - $1.9 million; warranty - $0.5 million; other accrued liabilities - $0.4 million; deferred revenue - $0.3 million; accrued compensation - $0.2 million; and minority interest - $0.1 million; and increased other current assets - $0.4 million. These uses were offset partially by in the following: reductions in inventory - $3.3 million; reductions in accounts receivable - $2.9 million; depreciation - $1.8 million; amortization - $1.0 million, non-cash inventory charges - $0.7 million and reduction of shareholder notes - $0.2 million.

Cash used by investing activities primarily consisted of an increased investment in NWL of $1.3 million and capital expenditures of $0.6 million.

Cash provided by financing activities primarily consisted of a $3.0 million net increase in bank borrowings and $1.2 million from the sale of common stock partially offset by $0.4 million in payments on capital leases.

The Company has in place a $6 million asset based line of credit based on the Company's eligible accounts receivable and inventory which expires in September 2000. The arrangement allows for an over-advance relative to the collateral of $1.9 million until December 31, 1999, then $1.0 million until March 31, 2000, at which time further over-advances will no longer be allowed. At December 31, 1999, the Company had approximately $4.0 million in collateral available against the $4.3 million outstanding. At December 31, 1999, the Company was in compliance with all financial covenants. In addition, NWL has in place various short-term revolving bank lines totaling approximately $3.0 million that expire on various dates in 2000 and under which approximately $3.0 million in borrowings were outstanding at December 31, 1999. At December 31, 1999, NWL had covenant violations with certain of its bank lines and currently expects to renegotiate the terms of these lines. However, there can be no assurance NWL will be able to accomplish this in a timely manner, on acceptable terms, or at all.

Capital expenditures totaled $0.6 million and $1.0 million in 1999 and 1998, respectively. These expenditures were primarily for computer systems and leasehold improvements. Laserscope expects capital expenditures in 2000 to be at levels similar to 1999.

To address its capital needs the Company recently completed a private placement of its Common Stock to accredited investors providing net proceeds of approximately $1.8 million to Laserscope. The transaction consisted of two closings. The first for approximately $1.0 million in net proceeds in exchange for 1,505,000 shares of the Company's Common stock which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of the Company's Common Stock which closed on January 14, 2000. The shares had no par value per share and were issued at a price of $0.80 per share. The Company also issued warrants to purchase 218,875 shares of its Common Stock on the date of the second closing.

Similarly, on February 11, 2000, the Company completed a private placement of subordinate convertible debentures with net proceeds to the Company of approximately $2.9 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into Common Stock of the Company, with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of the Company's Common Stock.

Laserscope anticipates that future changes in cash and working capital will depend on a number of factors, including, but not limited to, management's ability to effectively manage non-cash assets such as inventory and accounts receivable. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At December 31, 1999, options to purchase approximately 3.4 million shares of Laserscope's common stock were outstanding, of which 1.6 million were exercisable at a weighted average exercise price of $2.17. Finally, the level of profitability of the Company will have a significant effect on cash resources.

From time to time, the Company may also consider the acquisition of, or evaluate investments in, certain products and businesses complementary to the Company's business. Any such acquisition or investment may require additional capital resources. The Company has historically financed acquisitions using its existing cash resources. While the Company believes its existing cash resources will be sufficient to fund its operating needs for the next twelve months, additional financing either through its bank lines of credit or otherwise will be required for the Company's currently envisioned long term needs.

There also can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to the Company's shareholders, and future debt financings could result in certain financial and operational restrictions.

PENDING SALE OF NWL

On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale, which is pending Wavelight shareholder approval, which the Company expects to occur on March 31, 2000, would have an effective date of January 1, 2000. As part of the transaction, NWL would continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels. The transaction is expected to net approximately $4.0 million in cash to Laserscope and is not expected to generate a material gain or loss when reported in Laserscope's first quarter 2000.

YEAR 2000

As of March 30, 2000 Laserscope's systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. The Company is not aware that any of its primary vendors or systems maintained by third parties have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date of this report, Year 2000 issues may not become apparent immediately and, therefore, the Company may be affected in the future. The Company will continue to monitor the issue and work to remediate any Year 2000 issues that may arise. Through the date of this report, the costs to Laserscope for year 2000 compliance have not been significant.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date, and we do not believe that the impact of SFAS No. 133 will be material to our financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Although Laserscope is currently evaluating the impact of the SAB 101, the Company does not believe its adoption will materially change Laserscope's financial position, results of operations, or cash flows.


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

INTEREST RATE RISK

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment and debt portfolios. The Company has not used derivative financial instruments in its investment or debt portfolios. The Company invests its excess cash in money market funds and commercial paper. The Company's debt financing consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, the Company's future interest expense may be greater than expected due to changes in interest rates.

FOREIGN CURRENCY RISK

International revenues denominated in currencies other than the U.S. dollar were 30% of total revenues in 1999. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom, France and Germany, and in U.S. dollars in the rest of the world. The

Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Laserscope at December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 "Selected Financial Data" and Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 1999 pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held June 23, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the heading "Election of Directors" and "Beneficial Ownership of Securities."

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

                                                                      Page
                                                                      ----
            Report of Ernst & Young LLP, Independent
            Auditors.                                                  F-1

            Consolidated Balance Sheets at December 31, 1999
            and 1998.                                                  F-2

            Consolidated Statements of Operations - Years
            ended December 31, 1999, 1998 and 1997.                    F-3

            Consolidated Statements of Cash Flows - Years
            ended December 31, 1999, 1998 and 1997.                    F-4

            Consolidated Statements of Shareholders' Equity
            - Years ended December 31, 1999, 1998 and 1997.            F-5

            Notes to Consolidated Financial Statements.         F-6 through F-22

      (2) The following financial statement schedule for the years ended December 31, 1999, 1998 and 1997 is submitted herewith:

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

10.3A       1999 Employee Stock Purchase Plan and form of
            Subscription Agreement.(19)

10.4        401(k) Plan.(2)

10.6        Net Lease Agreement between the Registrant and
            Realtec Properties dated October 7, 1987.(2)

10.6A       Amendment No. 1 dated January 18, 1990 to Net
            Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)


Exhibit
Number                      Description
-------                     -----------
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

10.11B      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            18, 1998.(14)

10.11C      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated
            September 3, 1998.(16)

10.11D      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated
            November 25, 1998.(17)

10.11E      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            17, 1999.(17)

10.11F      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            30, 1999.(18)

10.11G      Loan and Security Agreement between the
            Registrant and Silicon Valley Bank dated October
            1, 1999.(19)

10.13       1990 Directors' Stock Option Plan and form of
            Option Agreement.(4)


Exhibit
Number                      Description
-------                     -----------
10.14.1     Form of Laserscope Management Continuity
            Agreement, as amended.(15)

10.18       1995 Directors' Stock Option Plan and form of
            Option agreement.(8)

10.18A      1999 Director's Stock Option Plan.(19)

10.19       Common Stock Placement Agreement.(19)

10.19A      Form of Common Stock Purchase Agreement.(19)

10.20       Convertible Loan Agreement.(19)

22.1        Subsidiaries of Registrant, as amended.(14)

23.1        Consent of Ernst & Young LLP, Independent
            Auditors.(19)

25.1        Power of Attorney (see pages 48 through 49).(19))

27.1        Financial Data Schedule.(19)

Reports on Form 8-K:

On February 10, 2000 the Company filed a Form 8-K referring to a press release it had issued on January 18, 2000 announcing that it had completed a private placement of common stock providing net proceeds to the Company of approximately $1.8 million. The placement of common stock to accredited investors was managed by Taglich Brothers Inc.

On March 1, 2000 the Company filed a Form 8-K referring to a press release it had issued on February 22, 2000 announcing that it had completed a private placement of subordinate convertible debentures providing net proceeds to the Company of approximately $2.9 million. The placement to affiliates of Renaissance Capital Group, Inc., was managed by Taglich Brothers Inc.

--------------

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

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998.

(18) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(19)  Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LASERSCOPE



Date: March 30, 2000                      By: /s/ Eric M. Reuter
                                             ----------------------------------
                                              Eric M. Reuter
                                              President and Chief
                                              Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric M. Reuter and Dennis LaLumandiere as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        Signature                              Title                       Date
        ---------                              -----                       ----
/s/ Robert J. Pressley                 Chairman of the Board of        March 30, 2000
-----------------------------                Directors
  (Robert J. Pressley, Ph.D.)


/s/ Eric M. Reuter                    President, Chief Executive       March 30, 2000
-----------------------------            Officer and Director
   (Eric M. Reuter)                 (Principal Executive Officer)

        Signature                              Title                       Date
        ---------                              -----                       ----
/s/ Dennis LaLumandiere               Vice President of Finance,       March 30, 2000
-----------------------------        Chief Financial Officer and
   (Dennis LaLumandiere)                 Assistant Secretary
                                       (Principal Financial and
                                         Accounting Officer)

/s/ E. Walter Lange                          Director                  March 30, 2000
-----------------------------
   (E. Walter Lange)

/s/ Rudiger Naumann-Etienne                  Director                  March 30, 2000
-----------------------------
   (Rudiger Naumann-Etienne,
    Ph.D.)

/s/ Rodney Perkins                           Director                  March 30, 2000
-----------------------------
   (Rodney Perkins, M.D.)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Laserscope

We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          /s/Ernst & Young LLP


San Jose, California
February 24, 2000

                                   LASERSCOPE
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,
(dollars in thousands)                                 1999           1998
----------------------                               --------       --------
ASSETS

Current Assets:
    Cash and cash equivalents                        $  1,449       $  1,456
    Accounts receivable, net                            9,500         12,433
    Inventories                                        10,052         14,084
    Other current assets                                1,281            867
                                                     --------       --------
    Total current assets                               22,282         28,840
Property and equipment, net                             3,949          5,146
Developed technology and other intangibles, net         2,598          2,089
Other assets                                              127            518
                                                     --------       --------
Total assets                                         $ 28,956       $ 36,593
                                                     ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                 $  3,412          5,360
    Accrued compensation                                1,453          1,659
    Short-term bank loans                               7,361          3,538
    Warranty                                              329            835
    Deferred revenue                                      717          1,060
    Other accrued liabilities                           1,885          2,323
    Current obligations under capital leases              319            343
                                                     --------       --------
    Total current liabilities                          15,476         15,118

Long-term liabilities:
    Obligations under capital leases                      534            786
    Mortgages & other long term loans                     862          1,693
                                                     --------       --------
    Total long term liabilities                         1,396          2,479

Commitments and contingencies

Minority interest                                          37            325

Shareholders' equity:
    Common stock 14,193,043 shares outstanding
        (12,525,818 in 1998)                           52,467         51,268
    Accumulated deficit                               (39,200)       (31,627)
    Accumulated other comprehensive income             (1,027)          (599)
    Notes receivable from shareholders                   (193)          (371
                                                     --------       --------
    Total shareholders' equity                         12,047         18,671
                                                     --------       --------
Total liabilities and shareholders' equity           $ 28,956       $ 36,593
                                                     ========       ========

See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years Ended December 31,
(thousands, except per share amounts)                 1999           1998           1997
-------------------------------------               --------       --------       --------
Net revenues:
    Products                                        $ 34,846       $ 46,148       $ 53,296
    Services                                           6,144          6,580          8,053
                                                    --------       --------       --------
                                                      40,990         52,728         61,349
Cost of products and services:
    Products                                          19,088         25,417         30,085
    Services                                           4,558          6,155          6,194
                                                    --------       --------       --------
                                                      23,646         31,572         36,279
                                                    --------       --------       --------
Gross margin                                          17,344         21,156         25,070

Operating expenses:
    Research and development                           4,504          5,225          3,389
    Selling, general and administrative               19,595         21,657         22,250
    Impairment of intangible assets                       --          1,937             --
                                                    --------       --------       --------
                                                      24,099         28,819         25,639
Operating loss                                        (6,755)        (7,663)          (569)
Interest income (expense) and other, net                (910)          (701)           210
Loss on sale of AMS                                       --         (1,082)            --
                                                    --------       --------       --------
Loss before income taxes and minority interest        (7,665)        (9,446)          (359)
Provision for income taxes                                13            184            370
                                                    --------       --------       --------
Loss before minority interest                         (7,678)        (9,630)          (729)
Minority interest                                        105           (166)          (114)
                                                    --------       --------       --------
Net loss                                            $ (7,573)      $ (9,796)      $   (843)
                                                    ========       ========       ========
Basic and diluted net loss per share                $  (0.60)      $  (0.79)      $  (0.07)
                                                    ========       ========       ========
Shares used in per share calculations                 12,580         12,423         12,265
                                                    ========       ========       ========

See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
(thousands)                                                              1999           1998           1997
                                                                       --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                          $ (7,573)      $ (9,796)      $   (843)

     Adjustments to reconcile net loss to cash provided (used) by operating activities:
        Excess inventory charges                                            750          2,063          3,000
        Impairment of intangible assets                                      --          1,937             --
        Loss on sale of AMS                                                  --          1,082             --
        Depreciation                                                      1,835          1,915            824
        Amortization of licenses and intangibles                            977            976            790
        Repayment and write off of shareholder notes                        178             --             --
     Increase (decrease) from changes in:
        Accounts receivable                                               2,833            449             65
        Inventories                                                       3,282            473           (841)
        Other current assets                                               (414)           250            280
        Other assets                                                         --           (295)            --
        Accounts payable                                                 (1,948)           773         (4,404)
        Accrued compensation                                               (206)           (51)        (1,237)
        Warranty                                                           (507)          (206)           359
        Deferred revenue                                                   (343)          (453)          (796)
        Other accrued liabilities                                          (437)           636            372
        Minority interest                                                  (105)           165            160
                                                                       --------       --------       --------
     Cash used by operating activities                                   (1,678)           (82)        (2,271)
                                                                       --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                  (562)          (987)        (1,616)
     NWL acquisition                                                     (1,278)            --           (960)
     Cash received from the sale of AMS                                     100            805             --
     Other                                                                 (428)            21           (402)
                                                                       --------       --------       --------
     Cash used by investing activities                                   (2,168)          (161)        (2,978)
                                                                       --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on obligations under capital leases                           (352)          (249)           (39)
     Proceeds from the sale of common stock under stock plans               175            329          2,141
     Proceeds from the sale of common stock in private placement,
         net of issuance costs                                            1,024             --             --
     Proceeds from bank loans                                            13,382          1,563          3,865
     Repayment of bank loans                                            (10,390)        (2,409)        (2,170)
                                                                       --------       --------       --------
     Cash provided (used) by financing activities                         3,839           (766)         3,797
                                                                       --------       --------       --------
     Increase (decrease) in cash and cash equivalents                        (7)        (1,009)        (1,452)
     Cash and cash equivalents, beginning of year                         1,456          2,465          3,917
                                                                       --------       --------       --------
     Cash and cash equivalents, end of year                            $  1,449       $  1,456       $  2,465
                                                                       ========       ========       ========
Supplemental cash flow information:

Cash paid for income taxes (net of refunds)                            $     17       $     25       $    177
                                                                       ========       ========       ========
Cash paid for interest                                                 $    572       $    394       $    393
                                                                       ========       ========       ========
Non cash financing activities:
Equipment leases                                                       $     77       $    891       $    174
                                                                       ========       ========       ========

See notes to consolidated financial statements

                                   LASERSCOPE
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                Accumulated
                                                                                      Other               Notes             Total
                                                               Accumulated    Comprehensive     Receivable from     Shareholders'
(dollars in thousands)                          Common Stock       Deficit    Income (loss)        Shareholders            Equity
-------------------------------------------     -----------    -----------    -------------     ---------------     -------------
Balance at December 31, 1996                         48,798        (20,988)            (260)               (375)           27,175

Components of comprehensive income (loss):
     Net loss                                                         (843)                                                  (843)
     Translation adjustments                                                           (356)                                 (356)
                                                                                                                          -------
         Total comprehensive income                                                                                        (1,199)

Issuance of 479,275 shares
   under stock plans                                  2,141                                                                 2,141
                                                    -------      ---------        ---------           ---------             -----
Balance at December 31, 1997                         50,939        (21,831)            (616)               (375)           28,117

Components of comprehensive income (loss):
     Net loss                                                       (9,796)                                                (9,796)
     Translation adjustments                                                             17                                    17
                                                                                                                         --------
         Total comprehensive income                                                                                        (9,779)

Issuance of 178,372 shares
   under stock plans                                    329                                                                   329

Repayment of shareholder notes                                                                                4                 4
                                                -----------    -----------         --------            --------         ---------
Balance at December 31, 1998                         51,268        (31,627)            (599)               (371)           18,671

Components of comprehensive income (loss):
     Net loss                                                       (7,573)                                                (7,573)
     Translation adjustments                                                           (428)                                 (428)
                                                                                                                          -------
         Total comprehensive income                                                                                        (8,001)

Issuance of 162,225 shares
   under stock plans                                    175                                                                   175

Issuance of 1,505,000 shares in
   private placement, net of issuance costs           1,024                                                                 1,024

Repayment and write off
   of shareholder notes                                                                                     178               178
                                                -----------    -----------       ----------             -------          --------
Balance at December 31, 1999                        $52,467       $(39,200)         $(1,027)            $  (193)          $12,047
                                                ===========    ============      ==========              ======          ========

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

Cash equivalents and short-term investments

The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have remaining maturities at the time of purchase of three months or less.

At December 31, 1999 the Company had no cash equivalents. At December 31, 1998, the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.4 million. At December 31, 1999 and 1998 the Company had no investments in debt or equity securities.

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

Options to purchase 3,443,978, 2,615,317 and 2,428,397 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be antidilutive.

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

Intangible assets related to acquisitions

Intangible assets related to the acquisitions of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH included developed technology, distribution and established workforces. These assets are amortized on a straight-line basis over estimated useful lives from five to seven years. During the year ended December 31, 1998, the Company recorded an impairment loss to the intangible assets related to the acquisition of Heraeus Surgical, Inc. (See Note 3)

Impairment of assets

The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During the year ended December 31, 1998, the Company recognized such a loss related to the write down of certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc. (See Note 3)

Advertising expense

Advertising is expensed as incurred. Advertising costs were not significant in 1999, 1998 and 1997.

Comprehensive income

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the year ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income (loss) is comprised of net loss plus translation adjustments.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date, and we do not believe that the impact of SFAS No. 133 will be material to our financial position, results of operations or cash flows.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101. "Revenue Recognition in Financial Statements" (SAB 101). Although Laserscope is currently evaluating the impact of the SAB 101, the Company does not believe its adoption will materially change Laserscope's financial position, results of operations, or cash flows.

2. ACQUISITION OF NWL LASER-TECHNOLOGIE GMBH

In March 1995, Laserscope entered into an agreement with NWL Laser-Technologie ("NWL") whereby the Company paid NWL approximately $1.6 million in exchange for a cross-distribution and development agreement, a minority equity position in NWL and an option to purchase all of the ownership interests in NWL. In June 1997, Laserscope exercised its option and paid an additional $1 million to increase its equity position to a 52% interest in NWL. In January 1999, Laserscope paid an additional $1.3 million to increase its equity position to 80%. (See Note 17.)

3. SALE AND IMPAIRMENT OF ASSETS AND LIABILITIES ACQUIRED IN THE ACQUISITION OF HERAEUS SURGICAL, INC.

During November 1998, the Company and Heraeus Medical, Inc. (a division of Heraeus Med GmbH), signed a definitive agreement for the sale of certain assets and liabilities related to the AMS product line. The product line was originally purchased by Laserscope in the acquisition of Heraeus Surgical, Inc. The Company received $905,000 in exchange for certain assets and liabilities relating to the product line. The result of the transaction was a loss to the Company of $1.1 million as detailed below:

(in thousands)
--------------
    Assets and liabilities sold:
               Accounts receivable                       $1,078
               Inventories                                2,036
               Licenses and intangibles assets              800
               Accounts payable and accruals             (1,580)
               Warranty                                    (280)
               Deferred revenues                            (67)
                                                         ------
                      Total                               1,987
    Proceeds:
               Cash received                                905
                                                         ------
    Net loss                                             $1,082
                                                         ======

In December 1998, the Company concluded that the majority of the remaining book value the intangible assets acquired in the acquisition of Heraeus Surgical, Inc. had been impaired and recorded an impairment loss. In addition, the Company determined that specific inventories relating to certain product lines acquired in the acquisition were excessive, and the Company adjusted the value of these inventories accordingly. Laserscope determined this action in late 1998, as part of a redirection in emphasis towards higher volume product lines.

4. SEGMENT INFORMATION

Laserscope's revenue base is derived from the sales of interrelated products and services on a world wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, the Company has concluded that it contains only one reportable segment which is the medical systems business.

Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

(in thousands)                          1999         1998         1997
--------------                        -------      -------      -------
By similar products and services
--------------------------------
Laser equipment                       $23,263      $28,809      $29,301
Disposables & instrumentation          11,580       12,139       14,750
Service                                 6,147        6,574        8,053
AMS equipment(1)                           --        5,206        9,245
                                      -------      -------      -------
    Total                             $40,990      $52,728      $61,349

By major geographic area(2)
---------------------------
United States                         $22,551      $30,662      $41,190
Germany(3)                              7,089        9,298        5,656
Rest of Europe(4)                       8,268        8,384        8,104
Asia Pacific(4)                         2,635        3,657        5,876
Rest of world(4)                          447          727          523
                                      -------      -------      -------
    Total                             $40,990      $52,728      $61,349
                                      =======      =======      =======

(1) Laserscope sold certain assets and liabilities related to the AMS product line in November 1998.

(2)   Based on the location of the external customer.

(3) The Company acquired a 52% interest in NWL in June 1997 and further increased its interest to 80% in January 1999.

(4) Individual countries within each of these geographic regions represent less than 10% of total revenues

Location of long lived assets by major geographic area at December 31 were:

(in thousands)                   1999         1998         1997
--------------                 -------      -------      -------
United States                  $ 5,645      $ 6,167      $ 9,982
Germany                            884        1,418        1,074
All others                         145         168          152
                               -------      -------      -------
    Total                      $ 6,674      $ 7,753      $11,208
                               =======      =======      =======

5. ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

(in thousands)                                1999           1998
--------------                              --------       --------
Trade accounts receivable                   $ 10,251       $ 12,958
Less:  allowance for doubtful accounts          (751)          (525)
                                            --------       --------
                                            $  9,500       $ 12,433
                                            ========       ========

6. INVENTORIES

Inventories at December 31 consisted of:

(in thousands)                                1999         1998
--------------                              -------      -------
Sub-assemblies and purchased parts          $ 7,013      $ 9,371
Finished goods                                3,039        4,713
                                            -------      -------
                                            $10,052      $14,084
                                            =======      =======

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

(in thousands)                               1999           1998
--------------                             --------       --------
Machinery and equipment                    $  4,059       $  4,008
Land and building                               825            959
Office equipment and furniture                9,679          9,069
Leasehold improvements                        3,513          3,402
                                           --------       --------
                                             18,076         17,438
Less accumulated depreciation and
   amortization                             (14,127)       (12,292)
                                           --------       --------
                                           $  3,949       $  5,146
                                           ========       ========

8. DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH at December 31 consisted of:

(in thousands)                               1999          1998
--------------                             -------       -------
Heraeus Surgical, Inc.:

Developed technology                       $ 3,229       $ 3,229
Work force                                     400           400
                                           -------       -------
                                             3,629         3,629
Less:
     Asset impairment                       (1,937)       (1,937)
     Accumulated amortization               (1,226)       (1,196)
     AMS sale                                 (443)         (443)
                                           -------       -------
Net Heraeus Surgical, Inc.                      23            53
                                           -------       -------

NWL Laser-Technologie GmbH:

Developed technology                         1,845         1,297
Distribution                                 1,183           832
Work force                                     658           462
                                           -------       -------
                                             3,686         2,591
Less:  accumulated amortization             (1,111)         (555)
                                           -------       -------
Net NWL Laser-Technologie  GmbH              2,575         2,036
                                           -------       -------

Net developed technology and
     other intangibles                     $ 2,598       $ 2,089
                                           =======       =======

9. CREDIT LINES

The Company has in place a $6 million asset based line of credit based on the Company's eligible accounts receivable and inventory which expires in September 2000. The arrangement allows for an over-advance relative to the collateral of $1.9 million until December 31, 1999, then $1.0 million until March 31, 2000, at which time further over-advances will no longer be allowed. At December 31, 1999, the Company had approximately $4.0 million in collateral available against the $4.3 million outstanding. The credit line is secured by the assets of the Company, and bears interest at a rate equivalent to the bank's prime rate plus 3% per annum (11.5% in December 1999). Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 1999, the Company was in compliance with all financial covenants. In addition, NWL has in place various short-term revolving bank lines totaling approximately $3.0 million that expire on various dates in 2000 and under which approximately $3.0 million in borrowings were outstanding at December 31, 1999. At December 31, 1999, NWL had covenant violations with certain of its bank lines and currently expects to renegotiate the terms of these lines. However, there can be no assurance NWL will be able to accomplish this in a timely manner, on acceptable terms, or at all.

10. LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

(in thousands)                              1999        1998
--------------                             ------      ------
Leased equipment                           $1,491      $1,414
Accumulated amortization                      620         403

There were $77,000 in additions to leased equipment in 1999, $891,000 in 1998 and $174,000 in 1997.

Amortization of equipment under capital leases is included in depreciation expense.

The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,557,633, $1,805,000 and $1,625,000 in each of the three years ended December 31, 1999, 1998 and 1997 respectively.

Future minimum lease payments under capital and operating leases were as follows at December 31, 1999:


                                                   Capital       Operating
(in thousands)                                      Leases          Leases
--------------                                     -------       ---------
2000                                                   357           1,198
2001                                                   329             337
2002                                                   244             150
2003                                                    66             139
2004 and beyond                                          -             342
                                                      ----          ------
                                                       996          $2,166
                                                                    ======
Less amount representing interest                      143
                                                      ----
Present value of future minimum lease payments        $853
                                                      ====

11. LONG-TERM DEBT

Long term debt at December 31 consisted of:

(in thousands)                                          1999        1998
--------------                                         ------      ------
Mortgages secured by the NWL building with
   principal and 8.1% interest payable in monthly
   installments through March 2005                     $  346      $  419
Unsecured Bavarian Development Agency loans
   to NWL with principal and 5.2% interest due
   September through December 2003                        516         905
Other                                                      --         369
                                                       ------      ------
                                                       $  862      $1,693
                                                       ======      ======

For each of the five years and beyond, long-term obligations are:

                                                  Long-term debt
(in thousands)                                  (Principal only)
--------------                                  ----------------
2001                                                     26
2002                                                      28
2003                                                     537
2004                                                      21
2005 and beyond                                          250
                                                       -----
                                                       $ 862
                                                       =====

12. SHAREHOLDERS' EQUITY

The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company's Board of Directors.

Private Placement of Common Stock

On December 30, 1999, Laserscope completed the first closing of a private placement of common stock. In the transaction, the company issued 1,505,000 shares to accredited investors in exchange for proceeds (net of offering expenses) of $1.0 million.

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

The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 1999, the 1984 Stock Option Plan had options to purchase 247,931 shares of common stock outstanding, all of which were exercisable.

The Company has reserved 2,750,000 shares of common stock of which there were 376,273 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 1999.

In 1998, the Company allowed employees to cancel outstanding options with exercise prices greater than $2.00 per share that had been granted under the 1994 plan and replace them with new grants for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. None of these options had previously been repriced. Employees elected to cancel and receive new grants to purchase an aggregate of 1,266,400 shares at an exercise price of $1.28. These options are included in the cancellations and grants in 1998 in the table that summarizes plan activity for the years ended December 31, 1999, 1998 and 1997.

1999 Retention Stock Option Plan

During 1999, the Company adopted a stock option plan under which the Board of Directors may grant non-statutory options to purchase shares of common stock to non-officer employees of the Company at a price not less than the fair value of the shares as of the date of grant. Options issued pursuant to the 1999 plan vest and become exercisable over periods of up to four years and expire five years after the date of grant.

The Company has reserved 698,000 shares of common stock of which there were 76,000 shares available for issuance pursuant to its 1999 stock option plan as of December 31, 1998

Directors' Stock Option Plans

The Company has reserved 600,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors' Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. There were 225,000 shares available in aggregate for issuance pursuant to the 1995 and 1999 Directors' Stock Option Plans at December 31, 1999.

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 1999, 1998 and 1997:

                                              Options  Weighted Average
                                          Outstanding   Exercise Price
                                          -----------  ----------------
Balance, December 31, 1996                  2,361,731       $3.84

Granted                                       715,600       $5.82
Exercised                                    (374,661)      $4.65
Canceled                                     (274,273)      $5.73
                                           ----------       -----
Balance, December 31, 1997                  2,428,397       $4.08

Granted                                     1,872,927       $1.41
Exercised                                     (53,960)      $2.22
Canceled                                   (1,632,047)      $4.37
                                           ----------       -----
Balance, December 31, 1998                  2,615,317       $2.03

Granted                                     1,508,553       $1.36
Exercised                                     (28,685)      $1.26
Canceled                                     (651,207)      $2.23
                                           ----------       -----
Balance, December 31, 1999                  3,443,978       $1.70

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 1999:


             Options Outstanding                                Options Exercisable
-----------------------------------------------   --------------------------------------------
                                       Weighted
                                        Average         Weighted                      Weighted
Range of                Number        Remaining          Average        Number         Average
Exercise Prices    Outstanding Contractual Life   Exercise Price   Exercisable  Exercise Price
---------------    ----------- ----------------   --------------   -----------  --------------
  $0.94 - $1.25        978,150             4.65           $1.17         86,434           $1.25
  $1.28 - $1.31      1,087,169             2.33            $1.28       684,760           $1.28
      $1.50            584,400             5.66            $1.50        50,540           $1.50
      $2.00            473,029             2.10            $2.00       473,008           $2.00
  $2.31 - $5.88        321,230             2.27            $4.68       302,861           $4.83
  -------------      ---------             ----            -----     ---------           -----
  $0.94 - $5.88      3,443,978             3.52            $1.70     1,597,603           $2.17
  =============      =========             ====            =====     =========           =====

1989 and 1999 Employee Stock Purchase Plans

During 1989 and 1999, the Company adopted Employee Stock Purchase Plans under which qualified employees can purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. In July 1999, the Company's 1989 Employee Stock Purchase Plan expired by its term and at its expiration date, approximately 650,000 shares had been purchased under this plan. Laserscope has reserved 100,000 shares of common stock, for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, At December 31, 1999, approximately 77,000 shares had been purchased under this plan.

SFAS 123 Disclosure

The Company follows the intrinsic value method to account for its employee stock options because, as discussed below, the alternative fair value accounting requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method when the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for Company employee stock options granted subsequent to December 13, 1994 was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                  1999       1998       1997
                                  ----       ----       ----
Risk free interest rate           5.47%      4.74%      5.98%
Dividend yield                      --         --         --
Weighted average expected
   volatility factor              1.15       1.08       1.00
Expected life (in years)          3.57       3.70       4.00

The fair value of the employees' purchase plan rights using the Black-Scholes is estimated using the following assumptions:

                                              1999       1998       1997
                                              ----       ----       ----
Risk free interest rate                       4.79%      5.16%      5.41%
Dividend yield                                  --         --         --
Weighted average expected
   volatility factor                          1.31       0.70       1.00
Expected life (in years)                      0.50       0.50       0.50

The weighted average fair values of those purchase rights granted in 1999, 1998 and 1997 were $0.62, $0.63 and $1.81, respectively.

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)           1999         1998        1997
-------------------------------------         -------     --------     -------
Pro forma net loss                            $(9,236)    $(11,150)    $(2,202)
Pro forma basic and diluted loss per share    $ (0.73)    $  (0.90)    $ (0.18)

1991 Shareholder Rights Plan

In November 1991, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company. The Rights become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and are initially exercisable at a price of $34 per share. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $34 an amount of common stock of the Company, or in certain circumstances, securities of the acquiror, having a then current market value of twice the exercise price of the Right. The Rights are redeemable at the Company's option at $0.01 per Right before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company. The Rights expire on November 20, 2001.

13. EMPLOYEE SAVINGS AND INVESTMENT PLAN

In October 1989, the Company adopted a 401(k) savings and investment plan which covers all employees. The Company has matched 50% of employee contributions to the plan up to 5% of each employee's base compensation. Laserscope's matching contributions were approximately $213,000, $260,000 and $257,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

14. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                           1999      1998      1997
                                           ----      ----      ----
Current federal taxes                      $ --      $ --      $ 20
Current state taxes                          --        --        80
Current foreign taxes                        13       184       270
                                           ----      ----      ----
Provision for income taxes                 $ 13      $184      $370
                                           ====      ====      ====

Pretax loss from foreign operations was $501,000 in 1999, income of $395,000 and a loss of $362,000, in 1998 and 1997, respectively.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                1999        1998        1997
                                              -------     -------     -------
Computed expected tax                         $(2,683)    $(3,306)    $  (126)
Operating loss with no carryback benefit        2,745       3,489         371
State taxes                                        --          --          80
Benefit of net operating loss carryforward       (117)        (68)        (86)
Foreign taxes in excess of U.S. rate               13          64         107
Other                                              55           5          24
                                              -------     -------     -------
Provision for income taxes                    $    13     $   184     $   370
                                              =======     =======     =======

The components of the deferred tax asset consisted of the following at December 31, 1999 and 1998(in thousands):

                                                   1999           1998
                                                 --------       --------
Deferred tax assets:
    Net operating loss carryforwards             $  8,319       $  7,100
    General business credit carryforwards           1,701          1,310
    Inventory reserves and adjustments              2,191          2,600
    Other accruals and reserves not
      currently deductible for tax purposes         1,734          1,062
    Acquired intangibles                              704            400
    Other                                           1,074          1,078
                                                 --------       --------
    Total deferred tax assets                      15,723         13,550
    Valuation for deferred tax assets             (15,723)       (13,550)
                                                 --------       --------
    Deferred tax asset                                 --             --

Deferred tax liabilities
    Acquired intangibles                               --             --
                                                 --------       --------
Net deferred tax assets                          $     --       $     --
                                                 ========       ========

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2,173,000 in 1999 and by $5,650,000 in 1998. Approximately $820,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

For federal tax purposes, the Company has net operating losses and tax credits of approximately $19,300,000 and $770,000 respectively, which expire in the years 2000 through 2020. The Company also has net operating losses and tax credit carry forwards of approximately $2,400,000 and $800,000, respectively, for state tax reporting purposes. The state net operating loss will expire in the years 2000 through 2005.

The availability of the Company's net operating loss and tax credit carryforwards may be subject to a substantial limitation if it should be determined that there has been a change in ownership of more than 50 percent of the value of the Company's stock over a three year period.

15. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company's trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. Any concentration of credit risk is reduced by the Company's credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable. Bad debt expense has been insignificant.

The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

16. CONTINGENCIES

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

In 1997, a medical malpractice and product liability suit was filed against a hospital, two physicians and Laserscope relating to a laser manufactured by Heraeus Surgical, Inc. which was acquired by Laserscope in August 1996. Although a trial date has been set, the Company is currently pursuing mediation through an independent third party. While there can be no assurance as to the ultimate disposition of the case, the Laserscope does not believe the outcome of the case will have a material adverse impact on the Company's financial position or results of operations.

17. SUBSEQUENT EVENTS

Final Closing of Private Placement of Common Stock

On January 14, 2000, the Company completed the final closing of a private placement of common stock. In the transaction the Company received approximately $1.8 million, net of issuance costs (of which approximately $1.0 million was received on December 30, 1999) in exchange for 2.5 million shares of common stock, including placement agent commission shares. In addition, the Company issued warrants to purchase 218,875 shares of the Company's common stock at $1.25 per share. The warrants expire in January 2005.

Issuance of Subordinate Convertible Debentures

On February 14, 2000, the Company concluded a private placement of subordinate convertible debentures. In the transaction, the Company received approximately $2.9 million, net of expenses, in exchange for subordinate convertible debentures which bear interest at a rate of 8% and which are convertible into common stock of the Company at an initial conversion price of $1.25 per share. In addition, the Company issued warrants to purchase approximately 240,000 shares of the Company's common stock at $1.50 per share. The warrants expire in February 2005.

Pending Sale of NWL Laser-Technologie, GmbH

On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL Laser-Technologie, GmbH. The sale, which is pending Wavelight shareholder approval, which the Company expects to occur on March 31, 2000, would have an effective date of January 1, 2000. As part of the transaction, NWL would continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels. The transaction is expected to net approximately $4.0 million in cash to Laserscope and is not expected to generate a material gain or loss when reported in Laserscope's first quarter 2000.

                                   SCHEDULE II



                                   LASERSCOPE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                              Balance at                           Balance at
                               Beginning                                  End
        Descriptions          of  Period   Additions  Deductions    of Period
        ------------          ----------   ---------  ----------   ----------
Allowance for doubtful
   accounts receivable:

Year ended December 31, 1997        $700        $100        $ --        $800
                                    ====        ====        ====        ====

Year ended December 31, 1998        $800        $161        $436        $525
                                    ====        ====        ====        ====

Year ended December 31, 1999        $525        $226        $ --        $751
                                    ====        ====        ====        ====


Exhibit
Number                      Description
-------                     -----------
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

10.3A       1999 Employee Stock Purchase Plan and form of
            Subscription Agreement.(19)

10.4        401(k) Plan.(2)

10.6        Net Lease Agreement between the Registrant and
            Realtec Properties dated October 7, 1987.(2)

10.6A       Amendment No. 1 dated January 18, 1990 to Net
            Lease Agreement between the Registrant and Realtec Properties dated October 7, 1987.(2)


Exhibit
Number                      Description
-------                     -----------
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

10.11B      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            18, 1998.(14)

10.11C      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated
            September 3, 1998.(16)

10.11D      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated
            November 25, 1998.(17)

10.11E      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            17, 1999.(17)

10.11F      Loan Modification Agreement between the
            Registrant and Silicon Valley Bank dated March
            30, 1999.(18)

10.11G      Loan and Security Agreement between the
            Registrant and Silicon Valley Bank dated October
            1, 1999.(19)

10.13       1990 Directors' Stock Option Plan and form of
            Option Agreement.(4)


Exhibit
Number                      Description
-------                     -----------
10.14.1     Form of Laserscope Management Continuity
            Agreement, as amended.(15)

10.18       1995 Directors' Stock Option Plan and form of
            Option agreement.(8)

10.18A      1999 Director's Stock Option Plan.(19)

10.19       Common Stock Placement Agreement.(19)

10.19A      Form of Common Stock Purchase Agreement.(19)

10.20       Convertible Loan Agreement.(19)

22.1        Subsidiaries of Registrant, as amended.(14)

23.1        Consent of Ernst & Young LLP, Independent
            Auditors.(19)

25.1        Power of Attorney (see pages 48 through 49).(19))

27.1        Financial Data Schedule.(19)

Reports on Form 8-K:

On February 10, 2000 the Company filed a Form 8-K referring to a press release it had issued on January 18, 2000 announcing that it had completed a private placement of common stock providing net proceeds to the Company of approximately $1.8 million. The placement of common stock to accredited investors was managed by Taglich Brothers Inc.

On March 1, 2000 the Company filed a Form 8-K referring to a press release it had issued on February 22, 2000 announcing that it had completed a private placement of subordinate convertible debentures providing net proceeds to the Company of approximately $2.9 million. The placement to affiliates of Renaissance Capital Group, Inc., was managed by Taglich Brothers Inc.

--------------

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

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998.

(18) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(19)  Filed herewith