Form 10-Q
period 2000-03-31
LASERSCOPE
filed 2000-05-15
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)
  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                       or
  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission file number 0-18053

                                   LASERSCOPE
             (Exact name of Registrant as Specified in Its Charter)

            CALIFORNIA                               77-0049527
        (State or Other Jurisdiction     (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

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

                                Yes [X]   No  [ ]

The number of shares of Registrant's common stock issued and outstanding as of April 30, 2000 was 15,408,744

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                            ----
PART I.  FINANCIAL INFORMATION                                                               3
    Item 1.  Financial Statements                                                            3
             Condensed Consolidated Balance Sheets                                           3
             Condensed Consolidated Statements of Operations                                 4
             Condensed Consolidated Statements of Cash Flows                                 5
             Notes to Condensed Consolidated Financial Statements                            6

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                 7
             Results of Operations                                                           8
             Liquidity and Capital Resources                                                11
    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     12

PART II.  OTHER INFORMATION                                                                 13
  Item 1.    Legal Proceedings                                                              13
  Item 2.    Changes in Securities                                                          13
  Item 3.    Defaults Upon Senior Securities                                                13
  Item 4.    Submission of Matters to a Vote of Security Holders                            13
  Item 5.    Other Information                                                              13
  Item 6.    Exhibits and Reports on Form  8-K                                              13


SIGNATURES                                                                                  14

PART I.      FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                            MARCH 31,     DECEMBER 31,
(thousands)                                                  2000            1999
                                                           --------       --------
ASSETS
Current assets:
    Cash and cash equivalents                              $  2,876       $  1,449
    Accounts receivable, net                                  7,432          9,500
    Receivable from the sale of NWL                           3,829              -
    Inventories                                               6,756         10,052
    Other current assets                                      1,220          1,281
                                                           --------       --------

           Total current assets                              22,113         22,282

Property and equipment, net                                   2,802          3,949
Developed technology and other intangibles, net                  15          2,598
Other assets                                                    339            127
                                                           --------       --------
           Total assets                                    $ 25,269       $ 28,956
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $  1,658       $  3,412
    Accrued compensation                                      1,236          1,453
    Short-term bank loans                                     2,683          7,361
    Other current liabilities                                 2,951          3,250
                                                           --------       --------

        Total current liabilities                             8,528         15,476

Convertible subordinated debentures                           3,000              -
Obligations under capital leases                                534            534
Mortgages and other long-term loans                               -            862
                                                           --------       --------

        Total long-term liabilities                           3,534          1,396

Commitments and contingencies

Minority interest                                                 -             37

Shareholders' equity:
        Common stock                                         53,982         52,467
        Accumulated deficit                                 (39,552)       (39,200)
        Accumulated other comprehensive income               (1,047)        (1,027)
        Notes receivable from shareholders                     (176)          (193)
                                                           --------       --------
           Total shareholders' equity                        13,207         12,047
                                                           --------       --------
           Total liabilities and shareholders' equity      $ 25,269       $ 28,956
                                                           ========       ========

                      See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
(thousands, except per share amounts)                          2000          1999
                                                             --------       --------
Net revenues                                                 $  8,628       $ 11,866
Cost of sales                                                   4,759          6,356
                                                             --------       --------

Gross margin                                                    3,869          5,510

Operating expenses:
    Research and development                                      866          1,383
    Selling, general and administrative                         3,288          4,622
                                                             --------       --------

                                                                4,154          6,005

Operating loss                                                   (285)          (495)
Interest income (expense) and other, net                          (67)           (12)
                                                             --------       --------

Loss before income taxes and minority interest                   (352)          (507)
Provision for income taxes                                          -             96
                                                             --------       --------

Loss before minority interest                                    (352)          (603)

Minority interest                                                   -             36
                                                             --------       --------

Net loss                                                     $   (352)      $   (639)
                                                             ========       ========

Basic and diluted net loss per share                         $  (0.02)      $  (0.05)
                                                             ========       ========

Shares used in basic and diluted per share calculations        15,128         12,532
                                                             ========       ========

                      See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
(thousands)                                                                               2000           1999
                                                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $   (352)      $   (639)
    Adjustments to reconcile net income to
        cash used by operating activities:
        Depreciation and amortization                                                        488            674
        Increase (decrease) from changes in:
           Accounts receivable                                                              (410)          (659)
           Inventories                                                                       782          1,137
           Other current assets                                                              (64)            29
           Other assets                                                                        -              -
           Accounts payable                                                                 (524)        (1,293)
           Accrued compensation                                                             (217)           366
           Other current liabilities                                                         135            295
           Repayment of shareholder note                                                      17              -
           Minority interest                                                                   -             36
                                                                                        --------       --------
Cash used by operating activities                                                           (145)           (54)
                                                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                    (181)          (498)
    NWL acquisition                                                                            -           (750)
    Other                                                                                   (125)           109
                                                                                        --------       --------
Cash used by investing activities                                                           (306)        (1,139)
                                                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on obligations under capital leases                                             (83)           (66)
    Cash transferred to Wavelight in NWL sale                                               (296)             -
    Proceeds from the sale of common stock under stock plans                                 472              -
    Proceeds from the sale of common stock in private placement(1)                           731              -
    Proceeds from the issuance of convertible subordinated debentures(1)                   2,692              -
    Proceeds from bank loans                                                               9,517          2,567
Repayment of bank loans                                                                  (11,155)          (703)
                                                                                        --------       --------
Cash provided by financing activities                                                      1,878          1,798
                                                                                        --------       --------

Increase in cash and cash equivalents                                                      1,427            605
Cash and cash equivalents, beginning of period                                             1,449          1,456
                                                                                        --------       --------
Cash and cash equivalents, end of period                                                $  2,876       $  2,061
                                                                                        ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION: Cash paid during the period for:
           Interest                                                                     $    137       $     90
           Income taxes                                                                 $     17       $      2
Non-cash reduction in assets relating to NWL sale                                       $  8,949       $      -
Non-cash reduction in liabilities relating to NWL sale                                  $  5,415       $      -

-------------
(1)  Net of issuance costs

            See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

2.    Inventory was comprised of the following (in thousands):

                                                                  MARCH 31,           DECEMBER 31,
                                                                    2000                  1999
                                                                 --------              --------
        Sub-assemblies and purchased parts                       $  4,852              $  7,013
        Finished goods                                              1,904                 3,039
                                                                 --------              --------
                                                                 $  6,756              $ 10,052
                                                                 ========              ========

3. Basic net loss per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options and warrants. Options to purchase approximately 3,092,000 and 2,621,000 shares of common stock were outstanding at March 31, 2000 and 1999, respectively and warrants to purchase approximately 459,000 shares of common stock were outstanding at March 31, 2000. The stock options and warrants outstanding were not included in the computation of diluted earnings (loss) per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

      At March 31, 2000 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.5 million. The Company had no cash equivalents at December 31, 1999. At March 31, 2000 and December 31, 1999, the Company had no investments in debt or equity securities.

5. Total comprehensive loss during the quarters ended March 31, 2000 and 1999 consisted of (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2000              1999
                                                                          -------            ------
        Net loss                                                           $(352)             $(639)
        Translation adjustments                                             (125)               109
                                                                          ------              -----
        Comprehensive loss                                                 $(477)             $(530)
                                                                          ======              =====

 6. During all periods presented, the Company conducted its business predominantly within one industry segment: the medical systems business.

7. On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG (`Wavelight") to sell its interest in NWL Laser Technologie GmbH ("NWL"). The sale, which was approved by Wavelight's shareholders on March 31, 2000, has an effective date of January 1, 2000. As part of the transaction, NWL will continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels. The details of the transaction are as follows (in thousands):

                      Assets and liabilities sold:
                          Cash                                  $    296
                          Accounts receivable                      2,477
                          Inventory                                2,514
                          Other current assets                       329
                          Property, plant & equipment                857
                          Licenses & intangible assets             2,707
                          Accounts payable & accruals             (1,255)
                          Income taxes payable                      (323)
                          Short-term bank loans                   (3,040)
                          Long-term bank loans                      (863)
                          Minority interest & other                  (37)
                                                                  ------
                                                                   3,662
                      Proceeds:
                          Due May 2000                             3,429
                          In escrow until 2001                       400
                                                                 -------
                             Total                                 3,829
                                                                  ------
                      Net Gain                                   $   167
                                                                  ======

      Laserscope will defer recognition of the gain until the funds held in escrow are paid to the Company.

8. On January 14, 2000, Laserscope completed the second and final closing of a private placement of common stock. In the transaction, the company issued 995,000 shares to accredited investors in exchange for proceeds (net of offering expenses) of $731,000. As part of the transaction, the Company also issued 218,875 five year warrants to purchase Laserscope common stock at a price of $1.25 to the placement agent.

9. On February 11, 2000, the Company issued $3,000,000 of 8% Convertible Subordinated Debentures with a schedule maturity in 2007 to affiliates of the Renaissance Capital Group. The debentures are convertible into common stock of the Company at a conversion price of $1.25 per share subject to adjustment in certain events. Laserscope may redeem the debentures at any time at 101% of par value in certain events. The debentures contain a mandatory principal payment feature whereby the Company is required to pay monthly principal installments equaling ten dollars per thousand dollars of the remaining principal amount beginning February 11, 2002. As part of the transaction, the Company also issued 218,875 five year warrants to purchase Laserscope common stock at a price of $1.50 to the placement agent.

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

Laserscope intends to enter additional international markets, requiring significant management attention and financial resources and further subjecting the Company to the risks of operating internationally. These risks include unexpected changes in regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, customs, tariffs and other barriers and restrictions, and the burdens of complying with a variety of foreign laws. The Company is also subject to general geopolitical risks in connection with its international operations, such as political and economic instability and changes in diplomatic and trade relationships. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions will be imposed by the United States, Japan, countries in the European Union or other countries upon the import or export of Laserscope's products in the future, or what effect any such actions would have on its business, financial condition or results of operations. In addition, fluctuations in currency exchange rates may negatively affect the Company's ability to compete in terms of price against products denominated in local currencies. There can be no assurance that regulatory, geopolitical and other factors will not adversely affect the Laserscope's operations in the future or require Laserscope to modify its current business practices.

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

RESULTS OF OPERATIONS:
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Management's Discussion and Analysis of Financial Condition and Results of Operations contained therein.

Net revenues for the quarter ended March 31, 2000 were $8.6 million, a decrease of approximately 28% from net revenues of $11.9 million in the corresponding quarter of 1999. The decrease in net revenues during the first quarter of 1999 compared to the first quarter of 1999 is due primarily to the Company discontinuing sales of NWL products and services, (15%), and, to a lesser extent, lower sales of Laserscope lasers, (13%). Sales of NWL products and services contributed revenues of approximately $1.8 million during the first quarter of 1999. Laserscope sold NWL effective January 1, 2000 but retained distribution of the Company's products through NWL in Germany.

Revenues from the sales of laser systems were approximately 50% of total net revenues during the quarter ended March 31, 2000, compared to approximately 60% of total net revenues during the same period in 1999. In dollars, these revenues decreased approximately 39% which reflects the discontinued sale of NWL lasers and lower average unit prices for Laserscope lasers. The lower average unit prices primarily reflect a higher mix of aesthetic lasers sold in the United States and Europe in the first quarter of 2000 compared to the first quarter of 1999. The Company expects that its revenue mix trends in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers.

Revenues from the sales of disposable supplies and instrumentation comprised approximately 33% of total net revenues during the quarter ended March 31, 2000, compared to approximately 26% of total net revenues in the corresponding period in 1999. In dollars, these revenues decreased approximately 9%. The decrease is due principally to the discontinued sales of NWL instrumentation. Sales of Laserscope disposable supplies and instrumentation remained at approximately the same dollar level during the first quarter of 2000 compared to the first quarter of 1999.

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

Laserscope's service revenues during the quarter ended March 31, 2000 were 8% lower than service revenues during the corresponding quarter of 1999. This decrease is principally attributable to the discontinued sale of NWL services, partially offset by higher domestic revenues as a result of increased service contract revenues. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

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


Gross margin as a percentage of net revenues for the quarter ended March 31, 2000 was 45%, compared to 46% for the corresponding quarter in 1999. The decrease is primarily attributable to product mix shifts toward lower margin lasers in the United States and Europe. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2000 may vary from quarter to quarter as product and distribution mix varies.


Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope's existing products. In the first quarter of 2000, amounts spent in research and development decreased approximately 37% compared to the corresponding quarter of 1999. As a percentage of net revenues, these expenses were approximately 10% and 12% in the quarters ended March 31, 2000 and March 31, 1999, respectively. The decrease in spending is due to decreased laser product development activity in the United States, and to a lesser extent the elimination of NWL research and development expenses. The Company expects that amounts spent in research and development will remain at similar levels during the remainder of 2000.

Selling, general and administrative expenses decreased approximately 29% in the quarter ended March 31, 2000, compared to the corresponding quarter of 1999. As a percentage of revenue, these expenses were approximately 38% in the first quarter of 2000 and 39% in the first quarter of 1999. The decrease in spending is principally due to expense reduction programs instituted by Laserscope in third quarter of 1999 and, to a lesser extent, the elimination of NWL selling, general and administrative expenses. The Company expects amounts spent in selling, general and administrative expenses to remain to increase during the remainder of 2000 as variable selling and marketing expenses increase.

LIQUIDITY AND CAPITAL RESOURCES:
Total assets and liabilities as of March 31, 2000 were $25.3 million and $12.1 million respectively, compared to assets and liabilities of $29.0 million and $16.9 million at December 31, 1999. Working capital increased $6.8 million from $6.8 million at December 31, 1999 to $13.6 million at March 31, 2000, while cash and cash equivalents increased $1.4 million during the period. The net increase in cash and cash equivalents was due principally to financing activities.

Cash used by operating activities totaled $0.1 million. This was the combined result of the following uses: Net loss - $0.4 million; reductions in accounts payable - $0.5 million; reductions in accrued compensation - $0.2 million; increased accounts receivable - $0.4 million and increased other current assets
- $0.1 million. These uses were offset partially by in the following: reductions in inventory - $0.8 million; depreciation and amortization- $0.5 million; and increased other current liabilities - $0.1 million.

Cash used by investing activities consisted of capital expenditures of $0.2 million and other comprehensive income of $0.1 million.

Cash provided by financing activities totaled $1.9 million and consisted of net proceeds from the sale of convertible debentures - $2.7 million; net proceeds from the private placement of common stock - $0.7 million; and proceeds from the sale of common stock under stock plans $0.5 million. These sources were off set by the following uses: reductions in short-term bank borrowings - $1.6 million; cash sold in the sale of NWL - $0.3 million and payments on obligations under capital leases $0.1 million.

The Company has in place a $6.0 million asset based line of credit based on the Company's eligible accounts receivable and inventory which expires in September 2000. At March 31, 2000, the Company had approximately $2.8 million in collateral available against the $2.7 million outstanding and was in compliance with all financial covenants.

Laserscope anticipates that future changes in cash and working capital will depend on a number of factors, including, but not limited to, management's ability to effectively manage non-cash assets such as inventory and accounts receivable. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At March 31, 2000, options to purchase approximately 3.1 million shares of Laserscope's common stock were outstanding, of which approximately 1.4 million were exercisable at a weighted average exercise price of $2.17. Finally, the level of profitability of the Company will have a significant effect on cash resources.

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

FOREIGN CURRENCY RISK

International revenues were 41% of total revenues in the quarter ended March 31, 2000, compared to 48% of total revenues during the comparable period in 1999. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the quarters ended March 31, 2000 and 1999 was not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

In 1997, a medical malpractice and product liability suit was filed against a hospital, two physicians and Laserscope relating to a laser manufactured by Heraeus Surgical, Inc. which was acquired by Laserscope in August 1996. On May 12, 2000, the parties in the case agreed to binding arbitration under which the maximum award to the plaintiff would be within the Company's insurance policy limits.

ITEM 2. CHANGES IN SECURITIES
               Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
               Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.
ITEM 5. OTHER ITEMS
               Not applicable.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
               (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):


Exhibit
Number           Description
------           -----------
10.14   Form of Laserscope's Management Continuity agreement as amended.
27      Financial Data Schedule

               (b)    Reports on Form 8-K:

               Report on Form 8-K (the "Form 8-K") filed February 10, 2000. The Form 8-K announced the consummation of the Company's private placement of common shares which netted the Company approximately $1.8 million in proceeds.

               Report on Form 8-K (the "Form 8-K") filed March 1, 2000. The Form 8-K announced the consummation of the Company's private placement of convertible subordinated debentures which netted the company approximately $2.9 million in proceeds.

                                   SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 LASERSCOPE
                                 Registrant

                                  /s/  Dennis LaLumandiere
                                 ------------------------------
                                 Dennis LaLumandiere
                                 Vice President of Finance
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting
                                 Officer)

Date:  May 15, 2000

                               INDEX TO EXHIBITS

Exhibit
Number           Description
------           -----------
10.14   Form of Laserscope's Management Continuity agreement as amended.
27      Financial Data Schedule