Form 10-Q
period 2000-06-30
LASERSCOPE
filed 2000-08-09
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2000 or

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

                                 Yes [X]   No [ ]

The number of shares of Registrant's common stock issued and outstanding as of July 31, 2000 was 15,539,941.

                                TABLE OF CONTENTS


                                                                                  PAGE
PART I.  FINANCIAL INFORMATION................................................      3
  Item 1.       Condensed Consolidated Balance Sheets.........................      3
                Condensed Consolidated Statements of Operations...............      4
                Condensed Consolidated Statements of Cash Flows...............      5
                Notes to Condensed Consolidated Financial Statements..........      6
  Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................      9
                Results of Operations.........................................      9
                Liquidity and Capital Resources...............................     12
                Recent Accounting Pronouncements..............................     13
  Item 3.       Qualitative and Quantitative Disclosures About Market Risk....     13

PART II.  OTHER INFORMATION...................................................     15
  Item 1.       Legal Proceedings.............................................     15
  Item 2.       Changes in Securities.........................................     15
  Item 3.       Defaults upon Senior Securities...............................     15
  Item 4.       Submission of Matters to a Vote of Security Holders...........     15
  Item 5.       Other Items...................................................     16
  Item 6.       Exhibits and Reports on Form  8-K.............................     17

SIGNATURES....................................................................     17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                 JUNE 30,       DECEMBER 31,
                                                                   2000             1999
                                                                 --------         --------
                                                                        (thousands)
ASSETS

Current assets:
     Cash and cash equivalents                                   $  4,524         $  1,449

     Accounts receivable, net                                       8,574            9,500
     Inventories                                                    7,160           10,052
     Other current assets                                           1,083            1,281
                                                                 --------         --------

              Total current assets                                 21,341           22,282

Property and equipment, net                                         2,469            3,949
Developed technology and other intangibles, net                         -            2,598
Other assets                                                          630              127
                                                                 --------         --------

              Total assets                                       $ 24,440         $ 28,956
                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term bank loans                                       $  1,500         $  7,361
     Accounts payable                                               1,888            3,412
     Accrued compensation                                           1,333            1,453
     Other current liabilities                                      2,768            3,250
                                                                 --------         --------

         Total current liabilities                                  7,489           15,476


Long-term liabilities:
     Convertible subordinated debentures                            3,000                -
     Obligations under capital leases                                 534              534
     Mortgages and other long term loans                                -              862
                                                                 --------         --------

         Total long-term liabilities:                               3,534            1,396

Commitments and contingencies

Minority interest                                                       -               37

Shareholders' equity:
         Common stock                                              54,015           52,467
         Accumulated deficit                                      (39,249)         (39,200)
         Accumulated other comprehensive income                    (1,170)          (1,027)
         Notes receivable from shareholders                          (179)            (193)
                                                                 --------         --------

              Total shareholders' equity                           13,417           12,047
                                                                 --------         --------

              Total liabilities and shareholders' equity         $ 24,440         $ 28,956
                                                                 ========         ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                            2000             1999             2000             1999
                                                          --------         --------         --------         --------
                                                                      (thousands except per share amounts)
Net revenues .....................................        $  9,294         $  9,565         $ 17,922         $ 21,431
Cost of sales ....................................           4,902            6,556            9,661           12,912
                                                          --------         --------         --------         --------

Gross margin .....................................           4,392            3,009            8,261            8,519

Operating expenses:
     Research and development ....................             825            1,181            1,691            2,564
     Selling, general and administrative .........           3,141            5,064            6,429            9,686
                                                          --------         --------         --------         --------

                                                             3,966            6,245            8,120           12,250

Operating income (loss) ..........................             426           (3,236)             141           (3,731)
Interest income (expense) and other, net .........            (123)            (670)            (190)            (682)
                                                          --------         --------         --------         --------

Income (loss) before income taxes
     and minority interest .......................             303           (3,906)             (49)          (4,413)
Provision for income taxes .......................               -               32                -              128
                                                          --------         --------         --------         --------

Income (loss) before minority interest ...........             303           (3,938)             (49)          (4,541)
Minority interest ................................               -               14                -               50
                                                          --------         --------         --------         --------

Net income (loss) ................................        $    303         $ (3,952)        $    (49)        $ (4,591)
                                                          ========         ========         ========         ========

Basic net income (loss) per share ................        $   0.02         $  (0.31)        $   0.00         $  (0.37)
                                                          ========         ========         ========         ========

Diluted net income (loss) per share ..............        $   0.02         $  (0.31)        $   0.00         $  (0.37)
                                                          ========         ========         ========         ========

Shares used in basic per share calculations ......          15,491           12,550           15,407           12,541
                                                          ========         ========         ========         ========

Shares used in diluted per share calculations ....          18,667           12,550           15,407           12,541
                                                          ========         ========         ========         ========




See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     2000             1999
                                                                                   --------         --------
                                                                                          (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $    (49)        $ (4,591)
     Adjustments to reconcile net loss to cash provided
      (used) by operating activities:
         Depreciation and amortization                                                  925            1,398
         Excess inventory charge                                                          -              750
         Increase (decrease) from changes in:
              Accounts receivable                                                    (1,552)           3,314
              Inventories                                                               378              804
              Other current assets                                                      238               (1)
              Accounts payable                                                         (294)          (1,551)
              Accrued compensation                                                     (120)             451
              Other current liabilities                                                  26             (658)
              Minority interest                                                           -               50
              Repayment and write-off of shareholder notes                               14              151
                                                                                   --------         --------

              Cash provided (used) by operating activities                             (434)             117
                                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (281)            (513)
     NWL acquisition                                                                      -           (1,278)
     Other                                                                             (248)              68
                                                                                   --------         --------

Cash used by investing activities                                                      (529)          (1,723)
                                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on obligations under capital leases                                      (157)            (161)
     Cash transferred to Wavelight in NWL sale                                         (296)               -
     Proceeds from the NWL sale                                                       3,429                -
     Proceeds from the sale of common stock under stock plans                           520                -
     Proceeds from the sale of common stock in private placement(1)                     731                -
     Proceeds from the issuance of convertible subordinated debentures(1)             2,632                -
     Proceeds from bank loans                                                        14,834            3,227
     Repayment of bank loans                                                        (17,655)          (1,058)
                                                                                   --------         --------

Cash provided by financing activities                                                 4,038            2,008
                                                                                   --------         --------

Increase in cash and cash equivalents                                                 3,075              402
Cash and cash equivalents, beginning of period                                        1,449            1,456
                                                                                   --------         --------

Cash and cash equivalents, end of period                                           $  4,524         $  1,858
                                                                                   ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
              Interest                                                             $    282         $    209
              Income taxes                                                         $     15         $     15
         Non-cash financing activities:
              Equipment leases                                                            -         $    561

         Non-cash reduction is assets relating to NWL sale                         $  8,949                -
         Non-cash reduction in liabilities relating to NWL sale                    $  5,415                -

(1)Net of issuance costs

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                               JUNE 30,      DECEMBER 31,
                                                  2000           1999
                                               ---------     ------------
Sub-assemblies and purchased parts              $ 5,186        $ 7,013
Finished goods                                    1,974          3,039
                                                -------        -------
                                                $ 7,160        $10,052
                                                =======        =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options, warrants and convertible debentures. Options to purchase approximately 2,887,000 and 3,086,000 shares of common stock were outstanding at June 30, 2000 and 1999, respectively. In addition, warrants to purchase approximately 459,000 shares of common stock and debentures convertible into 2,400,000 shares of common stock were outstanding at June 30, 2000. Options, warrants and convertible debentures were not included in the computation of diluted earnings per share for the periods Laserscope reported losses because the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

        At June 30, 2000 the Company's cash equivalents were in the form of institutional money market accounts and totaled $0.1 million. Laserscope had no cash equivalents at December 31, 1999. At June 30, 2000 and December 31, 1999, the Company had no investments in debt or equity securities.

5. Total comprehensive loss during the periods ended March 31, 2000 and 1999 consisted of (in thousands):

                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                       JUNE 30,
                                        2000            1999            2000            1999
                                      -------         -------         -------         -------
Net income (loss)                     $   303         $(3,952)        $   (49)        $(4,591)
Translation adjustments                  (228)            (41)           (248)              3
                                      -------         -------         -------         -------
Comprehensive income (loss)           $   (75)        $(3,993)        $  (297)        $(4,588)
                                      =======         =======         =======         =======

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

Assets and liabilities sold:
    Cash                                        $   296
    Accounts receivable                           2,477
    Inventory                                     2,514
    Other current assets                            329
    Property, plant & equipment                     857
    Licenses & intangible assets                  2,707
    Accounts payable & accruals                  (1,255)
    Income taxes payable                           (323)
    Short-term bank loans                        (3,040)
    Long-term bank loans                           (863)
    Minority interest & other                       (37)
                                                -------
                                                  3,662
Proceeds:
    Received May 2000                             3,429
    In escrow until 2001                            400
                                                -------
         Total                                    3,829
                                                -------
Net Gain                                        $   167
                                                =======

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

10. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for Laserscope, will be the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions," however, such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.

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

RESULTS OF OPERATIONS:
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company's results of operations for the quarter and six months ended June 30, 2000 (in thousands except for percentages):

                                  THREE MONTHS ENDED                              SIX MONTHS ENDED
                           ----------------------------------              ----------------------------------
                            JUNE 30, 2000     JUNE 30, 1999          %      JUNE 30, 2000    JUNE 30, 1999         %
                             AMOUNT %(a)       AMOUNT %(a)        CHANGE     AMOUNT %(a)       AMOUNT %(a)       CHANGE
                           ----------------  ----------------     -------  ----------------  ----------------    -------
Revenues from sales of:
  Lasers                   $ 5,104     55%   $ 5,232     55%        (2)%   $ 9,428     52%   $12,377     58%       (24)%
  Instruments & supplies     2,836     30%     2,786     29%         2 %     5,684     32%     5,926     28%        (4)%
  Service                    1,354     15%     1,547     16%       (12)%     2,810     16%     3,128     14%       (10)%
                           -------   ------  -------   ------     -------  -------   ------  -------   ------    -------

Total net revenues         $ 9,294    100%   $ 9,565    100%        (3)%   $17,922    100%   $21,431    100%       (16)%

Gross margin               $ 4,392     47%   $ 3,009     31%        45 %   $ 8,261     46%   $ 8,519     40%        (3)%

Research & development     $   825      9%   $ 1,181     12%       (30)%   $ 1,691      9%   $ 2,564     12%       (34)%

Selling, general & admin.  $ 3,141     34%   $ 5,064     53%       (38)%   $ 6,429     36%   $ 9,686     45%       (34)%

(a)  expressed as a percentage of total net revenues.

Net revenues decreased during the three and six months ended June 30, 2000 relative to the corresponding periods of 1999. The decrease is primarily attributable to the Company discontinuing sales of NWL products and services. Sales of NWL products and services contributed revenues of approximately $1.5 million during the second quarter of 1999 and approximately $3.3 million during the first half of 1999. Laserscope sold NWL effective January 1, 2000 but retained distribution of the Company's products through NWL in Germany. This decrease was partially offset by higher sales of Laserscope products and services during these periods.

Revenues from the sales of laser systems decreased during the quarter and six-month periods ended June 30, 2000 relative to the same periods in 1999. This was due principally to Laserscope's discontinuing the sale of NWL lasers which represented approximately $1.2 million and $2.5 million in total net revenues during the quarter and six month periods ended June 30, 1999, respectively. This reduction was partially offset by higher sales of Laserscope lasers during the quarter ended June 30, 2000 relative to the same period in 1999 with year to date sales of Laserscope lasers being at approximately the same level in each of the six month periods ended June 30. The higher levels of Laserscope laser sales in the quarter ended June 30, 2000 resulted from higher unit shipments at lower average selling prices due to an increased number of aesthetic lasers sold in the United States and Europe. The Company expects that its revenue mix trends in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers.

Revenues from the sales of instrumentation and disposable supplies increased during the quarter and decreased during the six months ended June 30, 2000 compared to the corresponding periods in 1999. The increase during the quarter is due to the combination of lower shipments of disposable supplies and increased shipments of scanning devices sold as accessories to Laserscope's office laser system. The decrease year to date is due to the discontinued sales of NWL's instrumentation.

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

Laserscope's service revenues decreased during the three and six-month periods ended June 30, 2000 compared to the same periods in 1999. This decrease is principally attributable to the discontinued sale of NWL services, partially offset by higher domestic revenues as a result of increased service contract revenues. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. In addition, the Company expects that the adoption of photo dynamic therapy by medical practitioners will be important. The Company continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications.

Gross margin as a percentage of revenues during the quarter and six months ended June 30, 2000 increased relative to the corresponding periods of 1999. This is due primarily to a revenue mix shift towards Laserscope's higher margin Lyra product as well a distribution mix shift towards the United States and away from international distributors during the quarter ended June 30, 2000. In addition, Laserscope recorded a $0.8 million charge during the period ended June 30, 1999, to provide for inventory the Company considered potentially obsolete. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2000 may vary from quarter to quarter as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope's existing products. These expenses decreased during the quarter and six month periods ended June 30, 2000 compared to the same periods in 1999 due to decreased laser product development activity in the United States, and to a lesser extent the elimination of NWL research and development expenses. The Company expects that amounts spent in research and development will remain at similar levels during the remainder of 2000.

Selling, general and administrative expenses decreased during the quarter and six month periods ended June 30, 2000, compared to the corresponding periods in 1999. The decreases are due principally to expense reduction programs instituted by Laserscope in third quarter of 1999 and, to a lesser extent, the elimination of NWL selling, general and administrative expenses. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2000 as variable selling and marketing expenses increase.

LIQUIDITY AND CAPITAL RESOURCES:
The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at June 30, 2000 and for the six months then ended (in thousands):

                                       JUNE 30,     DECEMBER 31,
                                         2000           1999
                                       --------     ------------
Cash and cash equivalents              $ 4,524        $ 1,449
Total assets                           $24,440        $28,956
Net working capital                    $13,832        $ 6,806

The net increase in cash and cash equivalents during the six month period was due primarily to the receipt of the net proceeds from the sale of NWL.

Cash used by operating activities totaled $0.4 million and was the combined result of increased accounts receivable of $1.5 million, decreased accounts payable of $0.3 million and decreased accrued compensation of $0.1 million. Offsetting these uses were depreciation and amortization of $0.9 million, a reduction in inventory of $0.4 million and a reduction in other current assets of $0.2 million.

Cash used by investing activities consisted of capital expenditures of $0.3 million and other comprehensive income of $0.2 million.

Cash provided by financing activities totaled $4.0 million and consisted of net proceeds from the sale of NWL of $3.1 million, net proceeds from the sale of convertible debentures - $2.6 million; net proceeds from the private placement of common stock - $0.7 million; and proceeds from the sale of common stock under stock plans $0.5 million. These sources were offset by reductions in short-term bank borrowings of $2.8 million; and payments on obligations under capital leases of $0.1 million.

The Company has in place a $6.0 million asset based line of credit based on the Company's eligible accounts receivable and inventory which expires in September 2000. At June 30, 2000, the Company had approximately $3.4 million in collateral available against the $1.5 million outstanding and was in compliance with all financial covenants.

Laserscope anticipates that future changes in cash and working capital will depend on a number of factors, including, but not limited to, management's ability to effectively manage non-cash assets such as inventory and accounts receivable. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At June 30, 2000, options to purchase approximately 2.9 million shares of Laserscope's common stock were outstanding, of which approximately 1.4 million were exercisable at a weighted average exercise price of $2.17 Finally, the level of profitability of the Company will have a significant effect on cash resources.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for Laserscope, will be the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions," however, such guidance has not been issued to date. Although we cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.


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

FOREIGN CURRENCY RISK

International revenues were 28% and 34% in the quarter and six months ended June 30, 2000, respectively compared to 47% and 48% in the same periods in 1999. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the three and six month periods ended June 30, 2000 and 1999 was not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)    The annual meeting of shareholders was held on June 23, 2000.

        (b) The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

                                                                                                    Present but
                                            For               Withheld             Abstained         Not Voting
                                         ----------           --------             ---------        -----------
E. Walter Lange                          13,758,149           388,317                 0                 0
Ruediger Naumann-Etienne, Ph.d           13,818,119           328,347                 0                 0
Rodney  Perkins, M.D                     13,703,197           443,269                 0                 0
Robert  J. Pressley, Ph.D                13,703,009           443,457                 0                 0
Eric M. Reuter                           13,817,151           329,315                 0                 0

        (c) The second matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                            For               Opposed              Abstained         Not Voting
                                         ----------           --------             ---------        -----------
To authorize an                          13,111,013           964,692               70,760              1
amendment to the
Company's 1994 Stock
Option Plan to increase the
number of shares for issuance
thereunder by 300,000 shares to
an aggregate of 3,050,000 shares.

        (d) The third matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                            For               Opposed              Abstained         Not Voting
                                         ----------           --------             ---------        -----------
To authorize an                          13,198,605           874,977              72,883                1
amendment to the
Company's 1999 Employee
Stock Purchase Plan to increase
the number of shares for issuance
thereunder by 250,000 shares to an
aggregate of 350,000.

        (e) The fourth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                            For               Opposed              Abstained         Not Voting
                                         ----------           --------             ---------        -----------
To authorize an                          12,298,760           1,767,872            79,833                1
amendment to the
Company's 1999 Directors'
Stock Purchase Plan to increase
the number of shares for issuance
thereunder by 120,000 shares to an
aggregate of 420,000.

        (f) The fifth matter voted upon at the meeting and the results of that vote were as follows:

                                                                                                    Present but
                                            For               Opposed              Abstained         Not Voting
                                         ----------           --------             ---------        -----------
To ratify the appointment                13,870,699           235,012              40,755                0
of Ernst & Young LLP as
the independent auditors
for the Company for the
fiscal year ending
December 31, 2000.

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

Date: August 9, 2000

                                 EXHIBIT INDEX

27.1      Financial Data Schedule