Form 10-Q
period 2000-09-30
LASERSCOPE
filed 2000-11-08
CIK 851737

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the quarterly period ended September 30, 2000 or

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

The number of shares of Registrant's common stock issued and outstanding as of October 31, 2000 was 15,727,072.

                                TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
PART I.  FINANCIAL INFORMATION.........................................................      3
  Item 1.    Condensed Consolidated Balance Sheets.....................................      3
             Condensed Consolidated Statements of Operations...........................      4
             Condensed Consolidated Statements of Cash Flows...........................      5
             Notes to Condensed Consolidated Financial Statements......................      6
  Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................      9
             Results of Operations.....................................................      9
             Liquidity and Capital Resources...........................................     12
             Recent Accounting Pronouncements..........................................     13
  Item 3.    Qualitative and Quantitative Disclosures About Market Risk................     13

PART II.  OTHER INFORMATION...........................................................      15
  Item 1.    Legal Proceedings........................................................      15
  Item 2.    Changes in Securities....................................................      15
  Item 3.    Defaults upon Senior Securities..........................................      15
  Item 4.    Submission of Matters to a Vote of Security Holders......................      15
  Item 5.    Other Items..............................................................      15
  Item 6.    Exhibits and Reports on Form  8-K........................................      16

SIGNATURES   .........................................................................      16

PART I.      FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         SEPTEMBER 30,   DECEMBER 31,
(thousands)                                                  2000           1999
                                                         -------------   ------------
ASSETS

Current assets:
    Cash and cash equivalents                              $  3,405       $  1,449
    Accounts receivable, net                                  9,563          9,500
    Inventories                                               7,553         10,052
    Other current assets                                      1,055          1,281
                                                           --------       --------
           Total current assets                              21,576         22,282

Property and equipment, net                                   2,138          3,949
Developed technology and other intangibles, net                  --          2,598
Other assets                                                    589            127
                                                           --------       --------
           Total assets                                    $ 24,303       $ 28,956
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term bank loans                                  $  1,366       $  7,361
    Accounts payable                                          1,447          3,412
    Accrued compensation                                      1,159          1,453
    Other current liabilities                                 2,996          3,250
                                                           --------       --------
        Total current liabilities                             6,968         15,476


Long-term liabilities:
    Convertible subordinated debentures                       3,000             --
    Obligations under capital leases                            346            534
    Mortgages and other long term loans                          --            862
                                                           --------       --------
        Total long-term liabilities:                          3,346          1,396

Commitments and contingencies

Minority interest                                                --             37

Shareholders' equity:
        Common stock                                         54,275         52,467
        Accumulated deficit                                 (38,744)       (39,200)
        Accumulated other comprehensive income               (1,363)        (1,027)
        Notes receivable from shareholders                     (179)          (193)
                                                           --------       --------
           Total shareholders' equity                        13,989         12,047
                                                           --------       --------
           Total liabilities and shareholders' equity      $ 24,303       $ 28,956
                                                           ========       ========

See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                         -----------------------       -----------------------
(thousands except per share amounts)                       2000           1999           2000           1999
                                                         --------       --------       --------       --------
Net revenues ......................................      $  9,254       $  9,892       $ 27,176       $ 31,323
Cost of sales .....................................         4,614          5,410         14,275         18,322
                                                         --------       --------       --------       --------

Gross margin ......................................         4,640          4,482         12,901         13,001

Operating expenses:
    Research and development ......................           772            989          2,463          3,553
    Selling, general and administrative ...........         3,226          4,441          9,655         14,127
                                                         --------       --------       --------       --------

                                                            3,998          5,430         12,118         17,680

Operating income (loss) ...........................           642           (948)           783         (4,679)
Interest income (expense) and other, net ..........          (137)          (345)          (327)        (1,027)
                                                         --------       --------       --------       --------

Income (loss) before income taxes
    and minority interest .........................           505         (1,293)           456         (5,706)
Provision for income taxes ........................            --             13             --            141
                                                         --------       --------       --------       --------

Income (loss) before minority interest ............           505         (1,306)           456         (5,847)
Minority interest .................................            --              2             --             52
                                                         --------       --------       --------       --------

Net income (loss) .................................      $    505       $ (1,308)      $    456       $ (5,899)
                                                         ========       ========       ========       ========

Basic net income (loss) per share .................      $   0.03       $  (0.10)      $   0.03       $  (0.47)
                                                         ========       ========       ========       ========

Diluted net income (loss) per share ...............      $   0.03       $  (0.10)      $   0.03       $  (0.47)
                                                         ========       ========       ========       ========

Shares used in basic per share calculations .......        15,610         12,550         15,474         12,564
                                                         ========       ========       ========       ========

Shares used in diluted per share calculations .....        19,277         12,550         19,049         12,564
                                                         ========       ========       ========       ========


See notes to condensed consolidated financial statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
(thousands)                                                                     2000           1999
                                                                              --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                         $    456       $(5,899)
    Adjustments to reconcile net loss to cash provided
     (used) by operating activities:
        Depreciation and amortization                                            1,338         2,362
        Excess inventory charge                                                     --           750
        Increase (decrease) from changes in:
           Accounts receivable                                                  (2,541)        2,817
           Inventories                                                             (15)        1,441
           Other current assets                                                    266          (768)
           Accounts payable                                                       (735)         (681)
           Accrued compensation                                                   (294)         (141)
           Other current liabilities                                               122          (999)
           Minority interest                                                        --            52
           Repayment and write-off of shareholder notes                             14           169
                                                                              --------       -------
           Cash used by operating activities                                    (1,389)         (897)
                                                                              --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (302)         (474)
    NWL acquisition                                                                 --        (1,278)
    Other                                                                         (441)         (127)
                                                                              --------       -------
Cash used by investing activities                                                 (743)       (1,879)
                                                                              --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on obligations under capital leases                                  (233)         (271)
    Cash transferred to Wavelight in NWL sale                                     (296)           --
    Proceeds from the NWL sale                                                   3,429            --
    Proceeds from the sale of common stock under stock plans                       780            --
    Proceeds from the sale of common stock in private placement(1)                 731            --
    Proceeds from the issuance of convertible subordinated debentures(1)         2,632            --
    Proceeds from bank loans                                                    16,534         3,621
Repayment of bank loans                                                        (19,489)       (1,143)
                                                                              --------       -------
Cash provided by financing activities                                            4,088         2,207
                                                                              --------       -------

Increase in cash and cash equivalents                                            1,956          (569)
Cash and cash equivalents, beginning of period                                   1,449         1,456
                                                                              --------       -------

Cash and cash equivalents, end of period                                      $  3,405       $   887
                                                                              ========       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
           Interest                                                           $    444       $   378
           Income taxes                                                       $     15       $    15
        Non-cash financing activities:
           Equipment leases                                                         --       $    12
        Non-cash reduction in assets relating to NWL sale                     $  8,949            --
        Non-cash reduction in liabilities relating to NWL sale                $  5,415            --

(1) Net of issuance costs

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 1999 included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year.

2.  Inventory was comprised of the following (in thousands):

                                           SEPTEMBER 30,      DECEMBER 31,
                                                2000               1999
                                           -------------      -------------
Sub-assemblies and purchased parts            $ 5,498            $ 7,013
Finished goods                                  2,055              3,039
                                              -------            -------
                                              $ 7,553            $10,052
                                              =======            =======

3. Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options, warrants and convertible debentures. Options to purchase approximately 2,937,000 and 3,606,000 shares of common stock were outstanding at September 30, 2000 and 1999, respectively. In addition, warrants to purchase approximately 459,000 shares of common stock and debentures convertible into 2,400,000 shares of common stock were outstanding at September 30, 2000. Options, warrants and convertible debentures were not included in the computation of diluted earnings per share for the periods Laserscope reported losses because the effect would be anti-dilutive.

4. The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. Laserscope had no cash equivalents at September 30 2000 or December 31, 1999. At September 30, 2000 and December 31, 1999, the Company had no investments in debt or equity securities.

5. Total comprehensive loss during the periods ended September 30, 2000 and 1999 consisted of (in thousands):

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                         --------------------      --------------------
                                          2000        1999         2000         1999
                                         -----       -------       -----       -------
        Net income (loss)                $ 505       $(1,308)      $ 456       $(4,591)
        Translation adjustments           (193)         (195)       (441)         (127)
                                         -----       -------       -----       -------
        Comprehensive income (loss)      $ 312       $(1,503)      $  15       $(4,718)
                                         =====       =======       =====       =======

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

                      Assets and liabilities sold:
                          Cash                                  $    296
                          Accounts receivable                      2,477
                          Inventory                                2,514
                          Other current assets                       329
                          Property, plant & equipment                857
                          Licenses & intangible assets             2,707
                          Accounts payable & accruals             (1,255)
                          Income taxes payable                      (323)
                          Short-term bank loans                   (3,040)
                          Long-term bank loans                      (863)
                          Minority interest & other                  (37)
                                                                  ------
                                                                   3,662
                      Proceeds:
                          Received May 2000                        3,429
                          In escrow until 2001                       400
                             Total                                 3,829
                                                                  ------
                      Net Gain                                   $   167
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

10. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for Laserscope, will be the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC recently provided additional implementation guidance in the form of "Frequently Asked Questions." Based on this information, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.


11. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 is not expected to have a significant impact on our financial position, results of operations or cash flows. We will be required to implement SFAS 133, as amended, for the quarter beginning January 1, 2001.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company's results of operations for the quarter and nine months ended September 30, 2000 (in thousands except for percentages):


                                       THREE MONTHS ENDED                                NINE MONTHS ENDED
                              ----------------------------------                ------------------------------------
                              SEPT. 30, 2000      SEPT. 30, 1999       %        SEPT. 30, 2000       SEPT. 30, 1999       %
                              AMOUNT    %(a)      AMOUNT    %(a)     CHANGE     AMOUNT     %(a)      AMOUNT     %(a)    CHANGE
                              ------    ----      ------    ----     ------     -------    ----      -------    ----    -----
Revenues from sales of:
  Lasers                      $4,900     53%      $5,381     54%      (9)%      $14,328     53%      $17,758     57%    (19)%
  Instruments & supplies       2,751     30%       2,881     29%      (5)%        8,435     31%        8,807     28%     (4)%
  Service                      1,603     17%       1,630     17%      (2)%        4,413     16%        4,758     15%     (7)%
                              ------    ---       ------    ---      ---        -------    ---       -------    ---     ---

Total net revenues            $9,254    100%      $9,892    100%      (6)%      $27,176    100%      $31,323    100%    (13)%

Gross margin                  $4,640     50%      $4,482     45%       4 %      $12,901     47%      $13,001     42%     (1)%

Research & development        $  772      8%      $  989     10%     (22)%      $ 2,463      9%      $ 3,553     11%    (31)%

Selling, general & admin      $3,226     35%      $4,441     45%     (27)%      $ 9,655     36%      $14,127     45%    (32)%


(a) expressed as a percentage of total net revenues.


Net revenues decreased during the three and nine months ended September 30, 2000 relative to the corresponding periods of 1999. The decrease is primarily attributable to the Company discontinuing sales of NWL products and services. Sales of NWL products and services contributed revenues of approximately $1.2 million during the third quarter of 1999 and approximately $4.5 million during the first nine months of 1999. Laserscope sold NWL effective January 1, 2000 but retained distribution of the Company's products through NWL in Germany. This decrease was partially offset by higher sales of Laserscope products and services during these periods.

Revenues from the sales of laser systems decreased during the quarter and nine-month periods ended September 30, 2000 relative to the same periods in 1999. This was due principally to Laserscope's discontinuing the sale of NWL lasers which represented approximately $0.7 million and $3.2 million in total net revenues during the quarter and nine month periods ended September 30, 1999, respectively. This reduction was partially offset by higher sales of Laserscope lasers during the quarter ended September 30, 2000 relative to the same period in 1999 with year to date sales of Laserscope lasers being at approximately the same level in each of the nine month periods ended September 30, 2000. The higher levels of Laserscope laser sales in the quarter ended September 30, 2000 resulted from higher unit shipments at lower average selling prices due to an increased number of aesthetic lasers sold. The Company expects that its revenue mix trends in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers.

Revenues from the sales of instrumentation and disposable supplies decreased during the quarter and nine months ended September 30, 2000 compared to the corresponding periods in 1999. The decrease is principally due to the discontinued sales of NWL's instrumentation and lower sales of disposable devices, partially offset by increased sales of laser scanning devices sold with lasers.

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

Laserscope's service revenues decreased during the three and nine-month periods ended September 30, 2000 compared to the same periods in 1999. This decrease is principally attributable to the discontinued sale of NWL services, partially offset by higher domestic revenues as a result of increased service contract revenues. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

The Company believes that acceptance of lasers in aesthetic surgery, dermatology, urology and ear, nose and throat surgery will continue to be important to its business. Laserscope continues to invest in developing new instrumentation for emerging surgical applications and in educating surgeons in the United States and internationally to encourage the adoption of such new applications.

Gross margin as a percentage of revenues during the quarter and nine months ended September 30, 2000 increased relative to the corresponding periods of 1999. This is due primarily to a revenue mix shift towards Laserscope's higher margin Lyra product during the quarter and nine months ended September 30, 2000. In addition, Laserscope recorded a $0.8 million charge during the period ended June 30, 1999, to provide for inventory the Company considered potentially obsolete. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2000 may vary from quarter to quarter as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope's existing products. These expenses decreased during the quarter and nine month periods ended September 30, 2000 compared to the same periods in 1999 due to decreased laser product development activity in the United States, and to a lesser extent the elimination of NWL research and development expenses. The Company expects that amounts spent in research and development will remain at similar levels during the remainder of 2000.

Selling, general and administrative expenses decreased during the quarter and nine month periods ended September 30, 2000, compared to the corresponding periods in 1999. The decreases are due principally to expense reduction programs instituted by Laserscope in third quarter of 1999 and, to a lesser extent, the elimination of NWL selling, general and administrative expenses. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2000 as variable selling and marketing expenses increase.

LIQUIDITY AND CAPITAL RESOURCES:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company's liquidity and capital resources at September 30, 2000 and for the nine months then ended (in thousands):

                             SEPTEMBER 30,  DECEMBER 31,
                                 2000           1999
                             -------------  ------------
Cash and cash equivalents      $ 3,405        $ 1,449
Total assets                   $24,303        $28,956
Net working capital            $14,608        $ 6,806

The net increase in cash and cash equivalents during the nine month period was due primarily to the receipt of the net proceeds from the sale of NWL.

Cash used by operating activities totaled $1.4 million and was the combined result of increased accounts receivable of $2.5 million, decreased accounts payable of $0.7 million and decreased accrued compensation of $0.3 million. Offsetting these uses were depreciation and amortization of $1.3 million, net income of $0.5 million, a reduction in other current assets of $0.3 million and an increase to other current liabilities of $0.1 million.

Cash used by investing activities consisted of capital expenditures of $0.3 million and other comprehensive income of $0.4 million.

Cash provided by financing activities totaled $4.1 million and consisted of net proceeds from the sale of NWL of $3.1 million, net proceeds from the sale of convertible debentures - $2.6 million; net proceeds from the private placement of common stock - $0.7 million; and proceeds from the sale of common stock under stock plans $0.8 million. These sources were offset by reductions in short-term bank borrowings of $3.0 million; and payments on obligations under capital leases of $0.2 million.

The Company has in place a $6.0 million asset based line of credit based on the Company's eligible accounts receivable and inventory which expires in September 2001. At September 30, 2000, the Company had approximately $3.0 million in collateral available against the $1.4 million outstanding and was in compliance with all financial covenants.

Laserscope anticipates that future changes in cash and working capital will depend on a number of factors, including, but not limited to, management's ability to effectively manage non-cash assets such as inventory and accounts receivable. The Company competes in a competitive industry where technological changes and acceptance of new and alternative procedures by its customers is rapid. Management's ability to anticipate and adapt to these changes will significantly affect the Company's investment in inventory and the potential for inventory valuation adjustments. Historically, a source of liquidity for the Company has been the sale of common stock under stock plans, principally employee stock option and stock purchase plans. To the extent that the market price of the common stock discourages the exercise of stock options, this source of liquidity may be unavailable. At September 30, 2000, options to purchase approximately 2.9 million shares of Laserscope's common stock were outstanding, of which approximately 1.6 million were exercisable at a weighted average exercise price of $2.05. Finally, the level of profitability of the Company will have a significant effect on cash resources.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for Laserscope, will be the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The SEC recently provided additional implementation guidance in the form of "Frequently Asked Questions." Based on this information, our preliminary conclusion is that the implementation of SAB 101 will not have a material impact on our financial position, results of operations or cash flows for the year ending December 31, 2000.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 is not expected to have a significant impact on our financial position, results of operations or cash flows. We will be required to implement SFAS 133, as amended, for the quarter beginning January 1, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK

International revenues were 41% and 37% in the quarter and nine months ended September 30, 2000, respectively compared to 43% and 46% in the same periods in 1999. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the three and nine month periods ended September 30, 2000 and 1999 was not material, and the Company does not engage in hedging transactions for speculative or trading purposes.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number            Description
-------           -----------
10.11H         Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.

27             Financial Data Schedule

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

Date: November 8, 2000

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
10.11H         Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.

27             Financial Data Schedule