Form 10-K405
period 2000-12-31
LASERSCOPE
filed 2001-03-28
CIK 851737

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .
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

               3070 ORCHARD DRIVE SAN JOSE, CALIFORNIA 95134-2011
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 943-0636
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                          COMMON SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)
                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant was approximately $15,588,000 as of March 16, 2001, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 15,883,937 shares of Registrant's Common Stock issued and outstanding as of March 16, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 22, 2001.

              INTRODUCTORY STATEMENT, RISK FACTORS AND REFERENCES

     Some of the statements in this Annual Report on Form 10-K ("Form 10-K"), including but not limited to the "Risk Factors," "Management's discussion and analysis of financial condition and results of operations," "Business" and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

     Our business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

LIMITED WORKING CAPITAL; POTENTIAL NEED TO RAISE ADDITIONAL CAPITAL.

     As of December 31, 2000, our total assets were $24.1 million and our total liabilities were $10.0 million. As of the same date, our working capital was $14.8 million and our cash and cash equivalents totaled $2.7 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

     For example, to address our capital needs, on January 14, 2000 we completed a private placement of our common stock providing net proceeds of approximately $1.8 million to accredited investors. We issued 2.5 million shares of our no par value Common Stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our Common Stock.

     Similarly, on February 11, 2000, we completed a private placement of subordinate convertible debentures to affiliates of Renaissance Capital Group, Inc., with net proceeds to us of approximately $2.9 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into Laserscope common stock at an initial conversion price of $1.25, which is subject to adjustment. The private placement also included warrants convertible into 240,000 shares of our common stock.

     We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

          Our ability to manage effectively non-cash assets such as inventory and accounts receivable;

          Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

          Our level of profitability;

          Our determination to acquire or invest in products and businesses complementary to ours.

     We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for the next twelve months, additional financing will be required for our currently envisioned long term needs.

     There also can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions.

HISTORY OF LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY.

     At December 31, 2000, we had an accumulated deficit of $39.0 million. We reported net income of $0.2 million for the year ended December 31, 2000, and experienced annual net losses of $7.6 million and $9.8 million for the years ended December 31, 1999 and 1998, respectively. There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL.

     Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products.

     Laserscope and its products are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) ("510(k)") procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer's intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is "substantially equivalent" to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption ("IDE") granted by the FDA allowing human clinical studies.

     There can be no assurance that the FDA will grant marketing clearance for our future products on a timely basis, or at all.

     If the product does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application ("PMA") based on testing intended to demonstrate that the product is both safe and effective. The PMA requires more extensive clinical testing than the 510(k) procedure and generally involves a significantly longer FDA review process. Approval of a PMA allowing commercial sale of a product requires pre-clinical laboratory and animal tests and human clinical studies conducted under an IDE establishing safety and effectiveness. Generally, because of the amount of information required, the 510(k) procedure takes less time than the PMA procedure.

     To date, all of our products (except for the 600 Series Dye Module) have been marketed through the 510(k) procedure. Future products, however, may require clearance through the PMA procedure. There can be no assurance that such marketing clearances can be obtained on a timely basis, or at all. Delays in receiving such clearances could have a significant adverse impact on our ability to compete in our industry. The FDA may also require post-market testing and surveillance programs to monitor certain products.

     Certain other countries require medical device manufacturers to obtain clearances for products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change.

     We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (CDHS), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA's current "Good Manufacturing Practice" regulations. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.

     In addition, our laser products are covered by a performance standard for laser products set forth in FDA regulations. The laser performance standard imposes certain specific record-keeping, reporting, product testing, and product labeling requirements on laser manufacturers. These requirements also include affixing warning labels to laser systems, as well as incorporating certain safety features in the design of laser products.

     Complying with applicable governmental regulations and obtaining necessary clearances or approvals can be time consuming and expensive. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products. We also cannot predict the extent or impact of future legislation or regulations.

     We are also subject to regulation under federal and state laws regarding, among other things, occupational safety, the use and handling of hazardous materials and protection of the environment. We believe that we are in material compliance with these requirements.

INSURANCE REIMBURSEMENT.

     Demand for certain of our products depends on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals' and physicians' decision to purchase our products, adversely affecting our future sales. A substantial portion of our laser sales are for aesthetic procedures that are generally not subject to reimbursement by government or private health insurance. The general absence of insurance coverage for these cosmetic procedures may restrict the development of this market.

UNCERTAINTY OF TECHNOLOGICAL CHANGE; UNCERTAINTY OF NEW PRODUCT DEVELOPMENT AND ACCEPTANCE.

     We operate in an industry that is subject to rapid technological change. Our ability to remain competitive and future operating results will depend upon, among other things, our ability to anticipate and respond rapidly to such change by developing, manufacturing and marketing technologically innovative products in sufficient quantities at acceptable costs to meet such demand. Without new products and enhancements, our existing products will likely become technologically obsolete, which could result in the write-off of inventory as well as diminished revenues. Therefore, we intend to continue to invest significant amounts in research and development.

     Our expenditures for research and development were approximately $3.3 million, $4.5 million and $5.2 million in 2000, 1999 and 1998, respectively. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.

     Our current research and development programs are directed toward the development of new laser systems and delivery devices. For example, we are currently developing new laser systems for the emerging aesthetic market and the urology market. We cannot assure that these markets will develop as anticipated or that our product development efforts will prove successful. Nor can we assure that such new products, if developed and introduced, will be accepted by the market.

DEPENDENCE ON SINGLE-SOURCE SUPPLIERS AND CERTAIN THIRD PARTIES.

     Certain of the components used in our laser products, including certain optical components, are purchased from single sources. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect our ability to manufacture lasers.

COMPETITION.

     We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world's largest organizations as well as smaller, highly-specialized firms. Our ability to compete effectively depends on such factors as:

     - market acceptance of our products;

     - product performance;

     - price;

     - customer support;

     - the success and timing of new product development;

     - continued development of successful distribution channels.

     Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. In early 2001, two of our largest competitors, ESC Medical Systems ("ESC") and Coherent Medical announced that ESC intends to acquire Coherent Medical. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.

     Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty and lithotripsy. Their products may compete for the same capital equipment funds as our products, and accordingly, these manufacturers may be considered our competitors. More generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.

RELIANCE ON PATENTS AND LICENSES.

     We hold several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, the laser resonator and the connector used to attach disposable and reusable instrumentation to our laser systems. We have also licensed certain technologies from others.

     We cannot assure that any patents or licenses that we hold or that may be issued as a result of our patent applications will provide any competitive advantages for our products. Nor can we assure that any of the patents that we now hold or may hold in the future will not be successfully challenged, invalidated or circumvented in the future. In addition, we cannot assure that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, issue, use and sell our products.

FAILURE TO ATTRACT OR RETAIN KEY PERSONNEL CAN ADVERSELY AFFECT RESULTS.

     We depend upon the efforts and abilities of a number of current key personnel. If we are unable to attract and retain key employees it would have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

     A number of factors affect our quarterly financial results including the timing of shipments and orders. Our laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on our results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause our quarterly results to fall short of anticipated levels. Furthermore, to the extent we receive orders near the end of a quarter, we may not be able to fulfill the order during the balance of that same quarter. Moreover, we typically receive a disproportionate percentage of orders toward the end of each quarter. To the extent that we do not receive anticipated orders or orders are delayed beyond the end of the applicable quarter, our results may be adversely affected and may be unpredictable from quarter to quarter. In addition, because a significant portion of our revenues in each quarter result from orders received in that quarter, we base our production, inventory and operating expenditure levels on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected. We cannot assure that Laserscope will accomplish revenue growth or profitability on a quarterly or annual basis. Nor can we assure that revenue growth or profitability will not fluctuate significantly from quarter to quarter.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE.

     Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on Laserscope's financial position or results of operations.

     At present, we maintain product liability insurance on a "claims made" basis with coverage of $10.0 million in the aggregate with a deductible of $0.1 million per occurrence and an annual maximum aggregate deductible of $0.5 million. We cannot assure that such insurance coverage will be available to us in the future at a reasonable cost, if at all. Nor can we assure that other claims will not be brought against us in excess of our insurance coverage.

FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE.

     A number of factors affect our financial results and stock price including, but not limited to:

     - product mix;

     - competitive pricing pressures;

     - material costs;

     - revenue and expenses related to new products and enhancements to existing products;

     - delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors.

     The market price of our common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:

     - quarterly fluctuations in our financial results;

     - changes in analysts' estimates of future results;

     - changes in investors' perceptions of our products;

     - announcement of new or enhanced products by us or our competitors;

     - announcements relating to acquisitions and strategic transactions by us or our competitors;

     - general conditions in the medical equipment industry;

     - general conditions in the financial markets.

     The stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to Laserscope's performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of our common stock.

     As of March 16, 2001, we had 15,883,937 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

INTERNATIONAL BUSINESS.

     Our International revenues were 38% of total revenues in the year ended December 31, 2000, compared to 45% of total revenues during the comparable period in 1999. Our international sales are made through international distributors and wholly and majority-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

     - changes in regulatory requirements;

     - delays resulting from difficulty in obtaining export licenses for certain technology;

     - customs, tariffs and other barriers and restrictions;

     - the burdens of complying with a variety of foreign laws.

     We are also subject to general geopolitical risks in connection with our international operations, such as:

     - differing economic conditions;

     - changes in political climate;

     - differing tax structures;

     - changes in diplomatic and trade relationships.

     In addition, fluctuations in currency exchange rates may negatively affect our ability to compete in terms of price against products denominated in local currencies.

     Accordingly, our future results could be materially adversely affected by changes in these regulatory, geopolitical and other factors. The effect of foreign exchange fluctuations on Laserscope's financial results in 2000, 1999 and 1998 were not material and we do not engage in hedging transactions for speculative or trading purposes.

LEGAL PROCEEDINGS.

     Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope's financial position or results of operations.

INTEREST RATE RISK.

     Laserscope's exposure to market rate risk for changes in interest rates relate primarily to our investment and debt portfolios. We have not used derivative financial instruments in our investment or debt portfolios. We invest excess cash in money market funds and commercial paper. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

WARRANTY OBLIGATIONS.

     We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis. We also have a "99.0% Uptime Guarantee" on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. Although most systems covered by this guarantee have achieved a 99.0% uptime rate to date, we cannot assure that we can maintain such uptime rates in the future.

     As of the date of this report, our laser systems have operated without any apparent Year 2000 related problems and appear to be Year 2000 compliant. We are not aware that any of our primary vendors or systems maintained by third parties have experienced significant Year 2000 compliance problems. However, while no such problem has been discovered as of the date of this report, Year 2000 issues may not become apparent immediately and, therefore, we may be affected in the future. We will continue to monitor the issue and work to remediate any Year 2000 issues that may arise. Through the date of this report, the costs to Laserscope for year 2000 compliance have not been significant.

NO DIVIDENDS.

     We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider relevant.

"PENNY STOCK" RULES.

     Our common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, which requires that a company have a minimum bid price of $1.00 in order to qualify for continued listing. Our low bid price in 2000 for each of the quarters June 30, September 30 and December 31 was $1 1/32, $1 1/2 and $ 1 1/16, respectively, and our last traded price on March 1, 2001 was $1 11/32. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of "penny stock" under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/dealer in the transaction and monthly account statements showing the market values of our securities held in the customers' accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

DILUTION.

     Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope's stock option plans and other options, warrants and outstanding convertible securities.

OTHER.

     Other risks are detailed from time to time in our press releases and other public disclosure filings with the U.S. Securities and Exchange Commission ("SEC"), copies of which are available upon request from the Company.

                                   REFERENCES

     References made in this Report to "Laserscope," the "Company," the "Registrant," "We," "Us," or "Our" refer to Laserscope and its subsidiaries. References made in the Report to "NWL" refer to NWL Laser-Technologie GmbH.

     The following are registered trademarks of Laserscope which may be mentioned in this report:

     - Laserscope;

     - Dermastat;

     - KTP/532;

     - KTP/YAG;

     - MicroBeam.

     The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

    - AccuStat;             - Lyra;
    - ADD;                  - Lyra XP;
    - ADDStat,              - Medical Insite (Web Site SM);
    - Aura;                 - MicronSpot;
    - Aura SL;              - Microstat;
    - Aura XP;              - SmartConnector;
    - Coolspot;             - StarPulse;
    - Dermastat;            - Venus;
    - Endostat;             - Versastat.

     Photofrin is a registered trademark of Axcan

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW OF BUSINESS

     Laserscope designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers and advanced fiber-optic devices for a wide variety of applications. Our product portfolio consists of more than 350 products, including KTP/532, CO2, Nd:YAG, Er:YAG, and Dye medical laser systems and related energy delivery devices.

     Our primary medical markets include dermatology, aesthetic surgery and urology. Our secondary markets include ear, nose and throat surgery, general surgery, gynecology, photodynamic therapy and other surgical specialties.

MISSION

     Our corporate mission is to improve the quality and cost effectiveness of health care by providing innovative medical products and services.

HISTORY

     Laserscope is a California corporation that was founded in 1982 and shipped its first product in 1984. During its initial years, the Company was funded by several venture capital firms and by E.I. du Pont de Nemours & Company. We received the first in a series of U.S. regulatory clearances in 1987 and completed our initial public offering in December 1989.

MARKET FOCUS

     We entered the dermatology/aesthetic surgery market in the mid 1990's with several, highly-versatile laser systems. Our desktop-sized Aura Laser System is among the industry's leading systems for the treatment of red leg and facial veins. Our Aura SL is specifically designed for the treatment of facial veins. Our Lyra and Lyra XP are designed specifically for hair removal and for the treatment of large leg veins. Our Venus is engineered for skin resurfacing (wrinkle removal) applications. As a percentage of total revenues in 2000, the dermatology/aesthetic surgery market accounted for approximately 58% of revenues.

     Our products are also used in several other applications. Since the early 1990's, the ear, nose and throat (ENT), gynecology (OB/GYN), general surgery and urology specialties have continued to represent markets into which we sell our broad range of laser systems and the majority of our energy delivery devices and surgical instruments.

     As a percentage of total revenues in 2000 these markets accounted for approximately 42% of our total revenues.

PRODUCTS

  Laser Platforms:

     Our Lyra and Lyra XP laser systems are compact Nd:YAG, single wavelength lasers used primarily for hair removal and leg vein treatments in doctors' offices. These lasers are approved by the FDA for hair removal on all skin color types and are also the only lasers approved by the FDA for treatment of Pseudo folliculitis barbae (PFB), commonly referred to as "shaving bumps," "razor bumps" or "ingrown hairs." PFB is a condition that has an incidence estimated from 20 - 60 percent in African American men and is of particular concern in the military services.

     Our Aura laser system is a compact, highly portable, KTP/532 single wavelength laser designed for office use. Its integrated StarPulse feature is designed for the removal of benign vascular and pigmented surface lesions, including leg and facial telangiectasia (spider-like veins). It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.

     Our Aura SL treats primarily facial spider veins, including superficial pigmented lesions such as age spots. Its special design provides greater patient comfort, quicker healing and a lower price.

     Our Orion Laser System is a mid-size, more powerful system for outpatient surgical centers and hospitals. It features dual KTP/532 and Nd:YAG wavelengths as well as StarPulse. The range of applications includes ENT, OB/GYN, urology, general surgery, neurosurgery, orthopedics, spine surgery, aesthetic surgery and dermatology. Both the Aura and Orion systems are available with SmartScan, a microprocessor-controlled beam-scanning device.

     Our Venus Erbium:YAG Laser System is among the most compact and powerful, commercially available Erbium lasers for skin resurfacing and other medical laser applications. Venus is one-half the size and weight of most other Erbium systems on the market.

     Our 800 Series KTP/YAG Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, general surgery, and other surgical specialties. The KTP/532 beam surgically cuts, vaporizes and coagulates tissue with minimal disruption to adjacent areas. Cutting and vaporization are achieved hemostatically, making the system effective for endoscopic as well as open surgical procedures. Complementing the KTP/532 beam is the Nd:YAG infrared beam which provides deep coagulation and powerful ablative capabilities. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope's PDT laser dye module, enabling photodynamic therapy applications.

     Laserscope's PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, and are portable and may be tunable to other wavelengths.

  Laser Devices, Instruments and Disposables:

     We offer a broad line of surgical instrumentation, disposables, kits and other accessories for use with our surgical laser systems. These products include disposable optical fibers, side-firing devices, individual custom hand pieces for specific surgical applications, scanning devices, micromanipulators for microscopic surgery and various other devices, procedure-specific kits and accessories.

     Our disposable optical fibers are available in different lengths and diameters for different surgical applications and preferences. The hand pieces, which are used to hold and aim the optical fiber, give the doctor the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

SALES AND MARKETING

     We concentrate much of our marketing efforts for our laser products on high volume surgical procedures such as the treatment of facial vascular lesions, the treatment of leg veins and hair removal. We believe that increased market awareness of both the benefits of laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for our laser and laser-based products. As a result, we have designed our marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety, and cost-effectiveness of our surgical laser systems.

     We promote our products through trade shows and exhibits covering most of the surgical specialties, physician workshops and seminars, medical journal advertising and direct mailings. We support and participate in a substantial number of workshops and seminars. For laser products, the workshops usually include a demonstration of our laser systems and provide surgeons with hands-on experience using our products.

DISTRIBUTION

     In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force and through the McKessonHBOC Medical Group, (McKesson). In December 2000, we signed a distribution agreement that grants to McKesson the exclusive distribution rights for our core aesthetic laser products in the United States. McKesson Medical Group's Primary Care Division has a sales force of more than 500 representatives throughout the United States who will be supported by our own direct sales force.

     In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

INTERNATIONAL BUSINESS

     Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total sales. Approximately 38% of Laserscope's 2000 revenues were derived from its international operations including export sales, compared to 45% in 1999 and 42% in 1998. We expect that international sales will continue to represent a significant percentage of net sales in 2001.

     On February 18, 2000, Laserscope signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale had an effective date of January 1, 2000. As part of the transaction, NWL will continue to distribute our products in all countries covered by NWL's current distribution channels.

INSTALLED BASE OF LASERS

     We have more than 6,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

SERVICE AND SUPPORT

     We have a direct field service organization that provides service for our products. We generally provide a twelve-month warranty on our laser systems. After the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis. We also have a "99.0% Uptime Guarantee" on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or contract if specified system uptime levels are not maintained.

RESEARCH AND DEVELOPMENT

     We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. Therefore, we intend to continue to invest significant amounts in research and development.

     Our current research and development programs are directed toward the development of new laser systems and delivery devices. For example, we are currently developing new laser systems for the emerging aesthetic market and the urology market.

MANUFACTURING

     We manufacture the laser resonators, system chassis and certain accessories used in our laser systems in the United States. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2001.

     In addition to our laser manufacturing capability, we have a production facility in the United States for certain of our disposable products and re-usable hand pieces.

EMPLOYEES

     At December 31, 2000, Laserscope had 159 employees. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand.

COMPETITION

     We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world's largest organizations as well as smaller, highly-specialized firms. Our ability to compete effectively depends on such factors as:

     - market acceptance of our products;

     - product performance;

     - price;

     - customer support;

     - the success and timing of new product development;

     - continued development of successful distribution channels.

     Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. In early 2001, two of our largest competitors, ESC Medical Systems ("ESC") and Coherent Medical announced that ESC intends to acquire Coherent Medical. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.

PATENTS AND LICENSES

     While we believe the patents that we have and for which we have applied are of value, other factors are of greater competitive importance. We hold several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, the laser resonator and the connector used to attach disposable and reusable instrumentation to our laser systems. We have also licensed certain technologies from others.

DISPOSITIONS

     During November 1998, Laserscope and Heraeus Medical, Inc. (a division of Heraeus Med GmbH), signed a definitive agreement for the sale of certain assets and liabilities related to the our AMS product line. Laserscope originally purchased the product line in the acquisition of Heraeus Surgical, Inc. in 1996. We received $905,000 in exchange for certain assets and liabilities relating to the product line.

     On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale had an effective date of January 1, 2000. As part of the transaction, NWL will continue to distribute Laserscope's products in all countries covered by NWL's current distribution channels.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 2000:

                   NAME                      AGE                       POSITION
                   ----                      ---                       --------
Robert J. Pressley, Ph.D...................  68     Chairman of the Board of Directors
Eric M. Reuter.............................  39     President, Chief Executive Officer and Director
Robert Mathews.............................  55     Executive Vice President
Kevin Candio...............................  47     Sr. Vice President Global Sales
Van Frazier................................  48     Vice President, Quality and Regulatory Affairs
Dennis LaLumandiere........................  47     Vice President, Finance, Chief Financial
                                                    Officer and Assistant Secretary

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

     Eric M. Reuter joined Laserscope as Vice President, Research and Development in September 1996 and was appointed President and Chief Executive Officer of the Company in June 1999. Prior to joining Laserscope, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University (SLAC) as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring used for high energy physics research. From February 1991 to January 1994, he served as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems -- Oncology Care Systems, a medical device company.

     Robert L. Mathews joined Laserscope as Executive Vice President in August 1999. Before joining Laserscope, from December 1998 to August 1999, he was Executive Vice President & General Manager of the MasterPlan Division of COHR, Inc., a management consulting and independent service organization. From April 1997 to December 1998, he was Vice President and General Manager of Diasonics Vingmed Ultrasound, Inc., a medical device manufacturer. From April 1996 to April 1997, he was Senior Director, Corporate Accounts at Spacelabs Medical, Inc., a medical device manufacturer. From May 1995 to April 1996 Mr. Mathews was a self employed business consultant and from February 1994 to May 1995 he was President and Chief Executive Officer of Resonex Holdings Ltd., a medical device manufacturer.

     Kevin Candio has served as Laserscope's Senior Vice President, Global Sales since February 2000. Prior to this position, he was Vice President, Sales and Marketing from June 1999 to February 2000; Vice President, Sales and Service from November 1997 to June 1999 and was Eastern Region Sales Manager for Laserscope from November 1988 to November 1997. Before joining Laserscope, he held various sales and sales management positions at Coopervision Surgical Systems, a medical device company, from August 1983 to November 1988.

     Van Frazier joined Laserscope as Director of Quality Assurance in January 1999 and was appointed Vice President, Quality and Regulatory Affairs in June 1999. Before joining Laserscope, from October 1997 to January 1999, he was Director of Quality Assurance and Regulatory Affairs of St. Jude Medical, a medical device manufacturer. From January 1996 to October 1997, Mr. Frazier held various regulatory management positions at Telectronics Pacing Systems, a medical device manufacturer and from November 1991 to January 1996, he was Regulatory Compliance Manager for Physio-Control, a medical device manufacturer.

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

ITEM 2. PROPERTIES

     Laserscope leases two buildings aggregating approximately 35,000 square feet in San Jose, California under leases expiring in September 2005. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We believe that these facilities are suitable for our current operations and are adequate to support those operations through at least the end of 2001. We also lease offices in the United Kingdom and France where our local sales and marketing staffs are based.

ITEM 3. LEGAL PROCEEDINGS

     Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 16, 2001, Laserscope had approximately 700 shareholders of record.

     The following table shows Laserscope's high and low selling prices for the years ended December 31, 2000 and December 31, 1999 as reported by the Nasdaq National Market System:

                                                                     2000
                                                              -------------------
                                                              HIGH BID    LOW BID
                                                              --------    -------
First Quarter...............................................  $4          $ 13/16
Second Quarter..............................................  $2 1/4      $1 1/32
Third Quarter...............................................  $2 3/4      $1 1/2
Fourth Quarter..............................................  $2 3/32     $1 1/16

                                                                     1999
                                                              -------------------
                                                              HIGH BID    LOW BID
                                                              --------    -------
First Quarter...............................................  $2 3/4      $1 1/8
Second Quarter..............................................  $1 15/16    $1 1/16
Third Quarter...............................................  $1 17/32    $1
Fourth Quarter..............................................  $1 1/4      $ 5/8

     We have not paid dividends on our common stock and have no present plans to do so. Provisions of our bank line of credit prohibit the payment of dividends without the bank's consent.

     To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933 to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of Laserscope common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of Laserscope common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing. The warrants are convertible into shares of Laserscope's common stock at $1.25 per share and expire in 2005.

     On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933 to affiliates of Renaissance Capital Group, Inc. with gross proceeds to Laserscope of $3.0 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into Laserscope common stock with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005.

     The proceeds from both of these financings were used for general corporate working capital.

ITEM 6. SELECTED FINANCIAL DATA
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                2000(1)   1999(2)   1998(3)(4)   1997(5)(6)   1996(7)
                                                -------   -------   ----------   ----------   -------
Net revenues..................................  $35,399   $40,990    $52,728      $61,349     $42,844
Net income (loss).............................      186    (7,573)    (9,796)        (843)     (1,692)
Basic and diluted.............................
Net income (loss) per share(8)................     0.01     (0.60)     (0.79)       (0.07)      (0.18)

CONSOLIDATED BALANCE SHEET DATA (AT END OF PERIOD):

                                                2000(1)   1999(2)   1998(3)(4)   1997(5)(6)   1996(7)
                                                -------   -------   ----------   ----------   -------
Cash, cash equivalents & short-term
  investments.................................  $ 2,698   $ 1,449    $ 1,456      $ 2,465     $ 3,917
Working capital...............................   14,793     6,806     13,722       20,313      18,444
Total assets..................................   24,087    28,956     36,593       47,306      44,469
Capital leases (excluding current portion)....      277       534      1,012          274         202
Other long term debt..........................    3,000       862      1,693        2,970          --
Shareholders' equity..........................   14,114    12,047     18,671       28,117      27,175

CONSOLIDATED QUARTERLY STATEMENT OF OPERATIONS DATA (UNAUDITED):

                                                                  THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                              MARCH 31(1)   JUNE 30(1)   SEPTEMBER 30(1)   DECEMBER 31(1)
                                              -----------   ----------   ---------------   --------------
2000
Net revenues................................    $ 8,628      $ 9,294         $ 9,254          $ 8,223
Gross margin................................      3,869        4,392           4,640            3,924
Net income (loss)...........................       (352)         303             505             (270)
Basic & diluted net income (loss) per
  share.....................................      (0.02)        0.02            0.03            (0.02)
1999
Net revenues................................    $11,866      $ 9,565         $ 9,892          $ 9,667
Gross margin................................      5,510        3,009           4,482            4,343
Net loss....................................       (639)      (3,952)         (1,308)          (1,674)
Basic and diluted net loss per share........      (0.05)       (0.31)          (0.10)           (0.13)

---------------
(1) The Company sold its ownership interest in NWL Laser-Technologie GmbH effective January 1, 2000.

(2) The Company recorded a $750,000 obsolete inventory provision in the quarter ended June 30, 1999.

(3) The Company sold assets & liabilities related to its AMS product line on November 9, 1998 at a loss of $1.1 million.

(4) The Company recorded a $2.1 million obsolete inventory provision in the quarter ended December 31, 1998.

(5) The Company closed the acquisition of a 52% equity ownership of NWL Laser-Technologie GmbH on June 13, 1997.

(6) The Company recorded a $3.0 million obsolete inventory provision in the quarter ended December 31, 1997.

(7) The Company closed the acquisition of Heraeus Surgical, Inc. on August 30, 1996.

(8) The net income (loss) per share amounts prior to December 1997 have been restated to comply with Statement of Financial Accounting Standard Number 128, Earnings Per Share. (See Note 1 in Notes to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW -- RESULTS OF OPERATIONS

     The following table sets forth certain data from Laserscope's Consolidated Statements of Operations, expressed as a percentage of net revenues:

                                                              2000     1999     1998
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of sales...............................................   52.5     57.7     59.9
                                                              -----    -----    -----
Gross margin................................................   47.5     42.3     40.1
Operating expenses:
  Research and development..................................    9.3     11.0      9.9
  Selling, general and administrative.......................   36.7     47.8     41.1
  Impairment of intangible assets...........................     --       --      3.6
                                                              -----    -----    -----
                                                               46.0     58.8     54.6
Operating income (loss).....................................    1.5    (16.5)   (14.5)
Interest income (expense) and other, net....................   (1.0)    (2.2)    (1.3)
Loss on sale of AMS.........................................     --       --     (2.1)
                                                              -----    -----    -----
Income (loss) before income taxes and minority interest.....    0.5    (18.7)   (17.9)
Provision for income taxes..................................     --       --      0.4
                                                              -----    -----    -----
Income (loss) before minority interest......................    0.5    (18.7)   (18.3)
Minority interest...........................................     --     (0.2)     0.3
                                                              -----    -----    -----
Net income (loss)...........................................    0.5%   (18.5)%  (18.6)%
                                                              =====    =====    =====

     We sell our products to hospitals, outpatient surgery centers, pay-per-use providers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. In the United States we sell through our direct sales force. We also generate export sales through our wholly and majority owned subsidiaries in the United Kingdom and France and by independent distributors in the rest of the world.

     We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, these conditions represent significant risks to our performance.

     International sales accounted for 38%, 45% and 42% of our net revenues for 2000, 1999 and 1998, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A large portion of our international sales occur through our foreign subsidiaries and the remainder result from exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally. These risks could harm our financial condition and results of operations.

     Through December 31, 2000, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in U.S. Dollars for the rest of the world. Prior to 2000, sales in Germany were denominated in German marks. During 2000, 1999 and 1998 fluctuations in foreign currencies did not materially affect the results of operations reported by Laserscope. However, there is risk exposure to us in a number of areas. Although our revenues denominated in U.S. Dollars represented over 85% of total revenues in 2000, 69% in 1999 and 71% in 1998, market risk exists in foreign countries where we sell in U.S. Dollars, and where a major strengthening of the U.S. Dollar could have a material negative impact on our business. In addition, the introduction of the euro as a currency in several European countries may negatively affect our ability to sell our products in exchange for U.S. Dollars in those countries. In January 1999, our subsidiary in France began to denominate its sales and report its financial statements in the euro. Through 2000, we had not sustained any material adverse impact from the introduction of the euro. However, any major strengthening of the U.S. Dollar against the Euro or the British Pound Sterling could have a material adverse impact on our business.

     Please refer to the "Risk Factors" section of this Annual Report for further discussion on these and other risks associated with our business.

     The following table contains selected income statement information for Laserscope for the years ended December 31 2000, 1999 and 1998:

                                                       TWELVE MONTHS ENDED
                                   -----------------------------------------------------------
                                          (B)                  (C)
                                   DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998             % CHANGE
                                   -----------------    -----------------    -----------------    --------------------------
                                    AMOUNT      %(A)     AMOUNT      %(A)     AMOUNT      %(A)    2000 - 1999    1999 - 1998
                                   --------     ----    --------     ----    --------     ----    -----------    -----------
Revenues from sales of:
  Lasers.........................  $18,472       52%    $19,724       48%    $23,829       45%         (6)%          (17)%
  Instruments and supplies.......   11,222       32%     11,020       27%     11,417       22%          2%            (3)%
  Service........................    5,705       16%      5,244       13%      5,817       11%          9%           (10)%
  NWL lasers.....................       --       --%      3,539        9%      4,980        9%       (100)%          (29)%
  NWL instruments................       --       --%        563        1%        722        1%       (100)%          (22)%
  NWL service....................       --       --%        900        2%        757        2%       (100)%           19%
  AMS products and service.......       --       --%         --       --%      5,206       10%         --%          (100)%
                                   -------      ---     -------      ---     -------      ---        ----           ----
Total net revenues...............  $35,399      100%    $40,990      100%    $52,728      100%        (14)%          (22)%
Gross margin:
  Product........................  $14,780       50%    $15,758       45%    $20,731       45%         (6)%          (24)%
  Service........................    2,045       36%      1,586       26%        425        6%         29%           273%
Total gross margin...............  $16,825       48%    $17,344       42%    $21,156       40%         (3)%          (18)%
Research and development.........  $ 3,284        9%    $ 4,504       11%    $ 5,225       10%        (27)%          (14)%
Selling, general and
  administrative.................  $13,005       37%    $19,595       47%    $21,657       41%        (34)%          (10)%

---------------
(a) expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

(b) we sold our NWL subsidiary effective January 1, 2000.

(c) we sold our AMS division effective November 1998.

2000 RESULTS COMPARED TO 1999

     During 2000, total revenues decreased approximately $5.6 million, or 14%, from 1999. The majority of the decrease resulted from the sale of our NWL subsidiary effective January 1, 2000. In 1999, sales of NWL products and services contributed $5.0 million in revenue while we had no sales of NWL products and services in 2000.

     During 2000, revenues from the sales of non-NWL laser equipment decreased 6% to $18.4 million, or 52% of total net revenues, compared to $19.7 million, or 48%, of total net revenues in 1999. Decreases in revenues from sales of laser equipment resulted from higher unit shipments at lower average selling prices due to an increased number of aesthetic lasers sold. We believe that our revenue mix trends in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers.

     Net revenues from shipments of non-NWL disposable supplies and instrumentation were 2% higher in 2000 than 1999, and were approximately $11.2 million, or 32%, of total revenues in 2000, compared to approximately $11.0 million, or 27% of total revenues in 1999. The increase is principally due to higher sales of scanning equipment and hand pieces for use with our aesthetic lasers. This increase was offset partially by reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim. During the past several years, our sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures. This has resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. We believe that our future sales of instrumentation and disposable supplies depend on our ability to develop and promote surgical procedures that use these products and to increase our installed base of systems.

     Non-NWL service revenues during 2000 were 9% higher than 1999. These revenues were $5.7 million, or 16%, of total net revenues in 2000, compared to $5.2 million, or 13%, of total net revenues in 1999. The increase is primarily due to higher domestic service contract revenues. We believe that future revenues will depend on increases to the installed base of lasers as well as the acceptance of service contracts by our customers.

     Product gross margin as a percentage of net revenues was 50% in 2000 compared to 45% in 1999. The increase reflects a combination of higher margins on aesthetic laser product sales, the elimination of lower margin NWL product sales in 2000 and charges recorded to provide for inventory related to discontinued product lines totaling $0.7 million in 1999. We expect that product gross margin, as a percentage of net revenues in 2001, will be at levels similar to 2000. However, we expect that these amounts may vary from quarter to quarter during 2001 and will depend on product demand and distribution mix.

     Gross margin from service activities as a percentage of service revenues was 36% in 2000 compared to 26% in 1999. The increase reflects continued overhead reduction. We expect that gross margin, as a percentage of net revenues from service activities in 2001, will be similar to 2000 levels.

     Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement our existing products. In 2000, amounts spent on research and development (excluding NWL's research and development) decreased 20% from amounts spent in 1999. The decline was due to our continued narrowing of focus in product development activity with fewer products in development. We expect that amounts spent in research and development during 2001 will, as a percentage of net revenues, be approximately equal to that which was spent in 2000.

     Selling, general and administrative expenses decreased 34% in 2000 compared to 1999. The decrease in spending primarily results from the sale of NWL and continuation of expense reduction measures implemented in July 1999. We expect selling, general and administrative expenses to remain at similar levels during 2001 as we continue to invest in marketing programs and educational support.

     In 2000 we recorded no income tax provision due to the availability of net operating loss carry forwards. In 1999 we recorded $13,000 in income tax provisions primarily attributable to the profits of NWL.

     Minority interest in 1999 resulted from the minority ownership participation in NWL's net results.

1999 RESULTS COMPARED TO 1998

     During 1999, revenues decreased approximately $11.7 million, or 22%, from 1998. We experienced declines in revenues from the sales of lasers, disposables and instrumentation, and services. Sales of these products were approximately $23.3 million, $11.6 million and $6.1 million, respectively in 1999, compared to $28.8 million, $12.1 million and $6.6 million, respectively, in 1998. In addition, due to the sale of the assets and liabilities of Ascent Medical Systems in November 1998, we had no sales of AMS products in 1999 while sales of these products were $5.2 million in 1998. We discontinued the sales of these products in November 1998 and sold the assets and liabilities related to the product line to Heraeus Medical, Inc. at that time.

     During 1999, revenues from the sales of laser equipment decreased 19% and were $23.3 million, or 57% of total net revenues, compared to $28.8 million, or 55%, of total net revenues in 1998. Decreases in revenues from sales of laser equipment resulted from lower unit sales with lower unit prices in most geographic regions. Lower unit volume contributed to approximately 68% of the decline in revenue while lower unit prices contributed to approximately 32% of the decline.

     Net revenues from shipments of disposable supplies and instrumentation were 5% lower in 1999 than 1998, and were approximately $11.6 million, or 28%, of total revenues in 1999, compared to approximately $12.1 million, or 23%, in 1998. The decrease is principally attributable to reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim.

     Net service revenues during 1999 were 6% lower than 1998. These revenues were $6.1 million, or 15%, of total net revenues in 1999, compared to $6.6 million, or 12%, of total net revenues in 1998. The decrease was principally attributable to lower domestic revenues resulting from reduced service contract revenues from hospitals

     Product gross margin as a percentage of net revenues was 45% in each of 1999 and 1998. These percentages reflect charges recorded to provide for inventory related to discontinued product lines totaling approximately $0.7 million in 1999 and $2.1 million in 1998. These charges reduced our product gross margin as a percentage of net revenues by 2 percentage points in 1999 and 5 percentage points in 1998. The decrease in gross margin (without respect to the inventory provisions) is due to manufacturing inefficiencies resulting from lower production volumes, particularly during the first half of 1999.

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

     Selling, general and administrative expenses decreased 10% in 1999, but increased as a percentage of net revenues due to decreased revenues. The decrease in spending primarily results from expense reduction measures implemented in July 1999.

     During 1998, we recognized an impairment loss on certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc, ("HSI"). The intangible assets related to certain laser product lines that we discontinued as of December 31, 1998 or early in 1999. We determined this action in late 1998 as part of a redirection in emphasis towards higher volume product lines. We expected that the undiscounted future cash flows for these product lines would be significantly less than the carrying value of the intangible assets relating to these product lines. Accordingly, we recorded an impairment charge of $1.9 million in 1998 to adjust the assets to their estimated fair value.

     During 1998, we concluded the sale of certain assets and liabilities related to the AMS product line to Heraeus Medical, Inc. (a division of Heraeus Med GmbH). We purchased the product line in the acquisition of HSI and revenues from sales of products in this line decreased in 1997 and 1998. Due to these declines and a desire to redirect our resources towards laser products, we sold the assets and liabilities related to the product line in November 1998. We received $0.9 million, in exchange for certain assets and liabilities relating to the product line. The result of the transaction was a loss of $1.1 million.

     In 1999 and 1998, we recorded $13,000 and $184,000, respectively, in income tax provisions primarily attributable to the profits of NWL.

     Minority interest in 1999 and 1998 resulted from the minority ownership participation in NWL's net results.

FINANCIAL REVIEW -- LIQUIDITY AND CAPITAL RESOURCES

     The following table contains selected balance sheet information at December 31, 2000 and 1999 (in thousands):

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 2000            1999
                                                             ------------    ------------
Cash and cash equivalents..................................    $ 2,698         $ 1,449
Total assets...............................................    $24,087         $28,956
Working capital............................................    $14,793         $ 6,806

     The net increase in cash and cash equivalents from 1999 was due primarily to the receipt of the net proceeds from the sale of NWL and the issuance of long-term debt and equity securities, offset by the reduction in short-term bank loans.

     Cash used by operating activities totaled $1.6 million. This was the combined result of the following uses: Increases in accounts receivable -- $2.1 million; inventory -- $0.7 million; other current assets -- $0.1 million; and other assets -- $0.1 million. Decreases in accounts payable -- $0.5 million; other accrued liabili-ties -- $0.3 million; and accrued compensation -- $0.2 million. These uses were offset partially by the following: depreciation -- $1.6 million;
amortization -- $0.1 million; reductions in deferred revenue -- $0.3 million; reductions in warranty -- $0.2 million and net income -- $0.2 million.

     Cash provided by investing activities totaled $2.4 million and consisted of net proceeds from the sale of NWL of $3.1 million, partially offset by capital expenditures of $0.4 million.

     Cash provided by financing activities totaled $0.4 million and consisted of net proceeds from the sale of convertible debentures of $2.6 million; proceeds from the sale of common stock under stock plans of $1.0 million; and net proceeds from the private placement of common stock of $0.7 million. These sources were offset by reductions in short-term bank borrowings of $3.6 million; and payments on obligations under capital leases of $0.3 million.

     Laserscope has in place an asset based line of credit which provides up to $6.0 million and expires in September 2001. Credit is extended based on eligible accounts receivable and inventory. At December 31, 2000, we had approximately $2.1 million in borrowing base available against the $0.7 million outstanding and the $1.1 million in letter of credit reserve requirements. Laserscope's assets secure the credit line which bears an interest rate equivalent to the bank's prime rate plus 2.25% per annum (11.75% in December 2000). Any borrowings against the line of credit are paid down as we collect on accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Laserscope stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2000, we complied with all covenants.

     Capital expenditures totaled $0.4 million and $0.6 million in 2000 and 1999, respectively. These expenditures were primarily for computer systems and leasehold improvements. We expect capital expenditures in 2001 to be at levels similar to 2000.

     To address our capital needs, on January 14, 2000 we completed a private placement of our common stock providing net proceeds of approximately $1.8 million to accredited investors, of which $1.0 million was received in 1999. We issued 2.5 million shares of our no par value Common Stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our common stock.

     On February 11, 2000, we completed a private placement of subordinate convertible debentures to affiliates of Renaissance Capital Group, Inc., with net proceeds to us of approximately $2.9 million. The debentures mature seven years from issuance and bear an annual interest rate of 8.00%. The debentures are convertible into Laserscope Common Stock with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of our common stock.

     We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

          Our ability to manage effectively non-cash assets such as inventory and accounts receivable;

          Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

          Our level of profitability;

          Our determination to acquire or invest in products and businesses complementary to ours.

     We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit will be sufficient to fund our operating needs for the next twelve months, additional financing will be required for our currently envisioned long term needs.

     There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC further delayed the required implementation date; which for Laserscope, was the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The implementation of SAB 101 did not have a material effect on our financial position, results of operations or cash flows for the year ending December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. We will be required to implement SFAS 133, as amended, for the quarter beginning January 1, 2001. Because we do not currently hold any derivative instruments and do not engage in hedging activities, the adoption of SFAS 133 will not have a material impact on our financial position, results of operations or cash flows.

     In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying ABP No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to a variety of risks, including changes in interest rates affecting the return on investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage exposure to fluctuations in interest rates and foreign currency values.

INTEREST RATE RISK

     Laserscope's exposure to market rate risk for changes in interest rates relate primarily to our investment and debt portfolios. We have not used derivative financial instruments in our investment or debt portfolios. We invest excess cash in money market funds and commercial paper. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

     The following table presents principal amounts and related weighted average interest rates by year of maturity for our debt obligations as of December 31, 2000 and 1999.

                                                                            AVERAGE
                                                         PRINCIPAL       INTEREST RATE
                                                       --------------    --------------
                                                        2000     1999    2000     1999
                                                       ------    ----    -----    -----
                                                                (IN THOUSANDS)
2001.................................................      --      26    8.00%    6.34%
2002.................................................     314      28    8.00%    6.28%
2003.................................................     305     537    8.00%    6.35%
2004.................................................     270      21    8.00%    8.10%
2005.................................................     240     250    8.00%    8.10%
2006 and beyond......................................   1,871      --    8.00%    0.00%
                                                       ------    ----
                                                       $3,000    $862
                                                       ======    ====

FOREIGN CURRENCY RISK

     International revenues were 38% of total revenues in the year ended December 31, 2000, compared to 45% of total revenues during the comparable period in 1999. Our international sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

     - changes in regulatory requirements;

     - delays resulting from difficulty in obtaining export licenses for certain technology;

     - customs, tariffs and other barriers and restrictions;

     - the burdens of complying with a variety of foreign laws.

     We are also subject to general geopolitical risks in connection with our international operations, such as:

     - differing economic conditions;

     - changes in political climate;

     - differing tax structures;

     - changes in diplomatic and trade relationships.

     In addition, fluctuations in currency exchange rates may negatively affect our ability to compete in terms of price against products denominated in local currencies.

     Accordingly, our future results could be materially adversely affected by changes in these regulatory, geopolitical and other factors. The effect of foreign exchange fluctuations on Laserscope's financial results in the years ended 2000 and 1999 were not material and we do not engage in hedging transactions for speculative or trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Laserscope at December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 "Selected Financial Data" and Item 14, "Exhibits, Financial Statement Schedules and reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 2001 pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Shareholders to be held June 22, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the Company's directors and executive officers required by this Item 10 is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the headings "Election of Directors" and "Management," respectively.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Executive Compensation."

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders under the heading "Election of Directors" and "Beneficial Ownership of Securities."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                   PAGE
                                                                   ----
Report of Ernst & Young LLP, Independent Auditors..........        F-1
Consolidated Balance Sheets at December 31, 2000 and
  1999.....................................................        F-2
Consolidated Statements of Operations -- Years ended
  December 31, 2000, 1999 and 1998.........................        F-3
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2000, 1999 and 1998.........................        F-4
Consolidated Statements of Shareholders' Equity -- Years
  ended December 31, 2000, 1999 and 1998...................        F-5
Notes to Consolidated Financial Statements.................  F-6 through F-19

        (2) The following financial statement schedule for the years ended December 31, 2000, 1999 and 1998 is submitted herewith:

                                                              PAGE
                                                              ----
Schedule II -- Valuation and Qualifying Accounts............  S-1

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

        (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Acquisition Agreement between Laserscope and Heraeus Med
          GmbH.(9)
 2.1A     Amendment Number One to Acquisition Agreement between
          Laserscope and Heraeus Med GmbH.(11)
 3.3      Seventh Amended and Restated Articles of Incorporation of
          Registrant.(1)
 3.4      By-laws of Registrant, as amended.(3)
 4.1      Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust
          Company as Rights Agent.(6)
 4.1A     First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as
          Rights Agent dated as of April 22, 1996.(7)
 4.1B     Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as
          Rights Agent dated as of August 6, 1996.(8)
10.1A     1984 Stock Option Plan, as amended, and forms of Incentive
          Stock Option Agreement and Non-statutory Stock Option
          Agreement.(3)
10.1B     1994 Stock Option Plan and forms of Incentive Stock Option
          Agreement and Non-statutory Stock Option Agreement.(4)
10.2      1984 Stock Purchase Plan and form of Common Stock Purchase
          Agreement.(2)
10.3      1989 Employee Stock Purchase Plan and form of Subscription
          Agreement.(3)
10.3A     1999 Employee Stock Purchase Plan and form of Subscription
          Agreement.(15)
10.4      401(k) Plan.(2)
10.6      Net Lease Agreement between the Registrant and Realtec
          Properties dated June 20, 2000.(18)
10.6A     Net Lease Agreement between the Registrant and Realtec
          Properties dated October 18, 2000.(18)
10.10     Form of indemnification agreement.(2)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank Dated November 23,
          1996.(10)
10.11A    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated November 26, 1997.(11)
10.11B    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 18, 1998.(11)
10.11C    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated September 3, 1998.(12)
10.11D    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated November 25, 1998.(13)
10.11E    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 17, 1999.(13)
10.11F    Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 30, 1999.(14)
10.11G    Loan and Security Agreement between the Registrant and
          Silicon Valley Bank dated October 1, 1999.(15)
10.13     1990 Directors' Stock Option Plan and form of Option
          Agreement.(3)
10.14     Form of Laserscope Management Continuity Agreement, as
          amended.(16)
10.18     1995 Directors' Stock Option Plan and form of Option
          agreement.(5)
10.18A    1999 Director's Stock Option Plan.(15)
10.19     Common Stock Placement Agreement.(15)
10.19A    Form of Common Stock Purchase Agreement.(15)
10.20     Convertible Loan Agreement.(15)
22.1      Subsidiaries of Registrant, as amended.(18)
23.1      Consent of Independent Auditors.(18)
25.1      Power of Attorney (see page 30).(18)

REPORTS ON FORM 8-K:

     On February 10, 2000 the Company filed a Form 8-K referring to a press release it had issued on January 18, 2000 announcing that it had completed a private placement of common stock providing net proceeds to the Company of approximately $1.8 million. Taglich Brothers Inc. managed the placement of common stock to accredited investors.

     On March 1, 2000 the Company filed a Form 8-K referring to a press release it had issued on February 22, 2000 announcing that it had completed a private placement of subordinate convertible debentures providing net proceeds to the Company of approximately $2.9 million. Taglich Brothers Inc. managed the placement to affiliates of Renaissance Capital Group Inc.
---------------

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

 (6) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed November 15, 1991.

 (7) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

 (8) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", the Company's Form 8-A/A filed September 4, 1996.

 (9) Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

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

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(18) Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LASERSCOPE

Date: March 28, 2001                      By:      /s/ ERIC M. REUTER
                                            ------------------------------------
                                                       Eric M. Reuter
                                               President and Chief Executive
                                                           Officer

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ ROBERT J. PRESSLEY                     Chairman of the Board of       March 28, 2001
---------------------------------------------------              Directors
            (Robert J. Pressley, Ph.D.)

                /s/ ERIC M. REUTER                      President, Chief Executive      March 28, 2001
---------------------------------------------------   Officer and Director (Principal
                 (Eric M. Reuter)                           Executive Officer)

              /s/ DENNIS LALUMANDIERE                   Vice President of Finance,      March 28, 2001
---------------------------------------------------     Chief Financial Officer and
               (Dennis LaLumandiere)                        Assistant Secretary
                                                         (Principal Financial and
                                                            Accounting Officer)

                /s/ JAMES BAUMGARDT                              Director               March 28, 2001
---------------------------------------------------
                 (James Baumgardt)

            /s/ RUDIGER NAUMANN-ETIENNE                          Director               March 28, 2001
---------------------------------------------------
         (Rudiger Naumann-Etienne, Ph.D.)

                /s/ RODNEY PERKINS                               Director               March 28, 2001
---------------------------------------------------
              (Rodney Perkins, M.D.)

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Laserscope

     We have audited the accompanying consolidated balance sheets of Laserscope as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

San Jose, California
February 16, 2001

                                   LASERSCOPE

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Current Assets:
  Cash and cash equivalents.................................  $  2,698     $  1,449
  Accounts receivable, net..................................     9,549        9,500
                                                                 8,279
  Inventories...............................................    10,052
  Other current assets......................................       963        1,281
                                                              --------     --------
          Total current assets..............................    21,489       22,282
Property and equipment, net.................................     1,944        3,949
Developed technology and other intangibles, net.............        --        2,598
Other assets................................................       654          127
                                                              --------     --------
          Total assets......................................  $ 24,087     $ 28,956
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Short-term bank loans.....................................  $    702     $  7,361
  Accounts payable..........................................     1,444        3,412
  Accrued compensation......................................     1,290        1,453
  Warranty..................................................       497          329
  Deferred revenue..........................................     1,022          717
  Other accrued liabilities.................................     1,446        1,885
  Current obligations under capital leases..................     __295          319
                                                              --------     --------
          Total current liabilities.........................     6,696       15,476
Long-term liabilities:
  Convertible subordinated debentures.......................     3,000           --
  Obligations under capital leases..........................       277          534
  Mortgages and other long term loans.......................        --          862
                                                              --------     --------
          Total long term liabilities.......................     3,277        1,396
Commitments and contingencies
Minority interest...........................................        --           37
Shareholders' equity:
  Common stock, no par value:
  Authorized shares -- 25,000,000 for December 31, 1999 and
     2000
     Issued and outstanding shares -- 14,193,043 and
     15,883,026 for December 31, 1999 and 2000
     respectively...........................................        --           --
  Additional paid-in capital................................    54,480       52,467
  Accumulated deficit.......................................   (39,014)     (39,200)
  Accumulated other comprehensive income (loss).............    (1,218)      (1,027)
  Notes receivable from shareholder.........................      (134)        (193)
                                                              --------     --------
          Total shareholders' equity........................    14,114       12,047
                                                              --------     --------
          Total liabilities and shareholders' equity........  $ 24,087     $ 28,956
                                                              ========     ========

                 See notes to consolidated financial statements

                                   LASERSCOPE

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                              (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues:
  Products..................................................   $29,694       $34,846       $46,148
  Services..................................................     5,705         6,144         6,580
                                                               -------       -------       -------
                                                                35,399        40,990        52,728
Cost of products and services:
  Products..................................................    14,914        19,088        25,417
  Services..................................................     3,660         4,558         6,155
                                                               -------       -------       -------
                                                                18,574        23,646        31,572
                                                               -------       -------       -------
Gross margin................................................    16,825        17,344        21,156
Operating expenses:
  Research and development..................................     3,284         4,504         5,225
  Selling, general and administrative.......................    13,005        19,595        21,657
  Impairment of intangible assets...........................        --            --         1,937
                                                               -------       -------       -------
                                                                16,289        24,099        28,819
Operating income (loss).....................................       536        (6,755)       (7,663)
Interest income (expense) and other, net....................      (350)         (910)         (701)
Loss on sale of AMS.........................................        --            --        (1,082)
                                                               -------       -------       -------
Income (loss) before income taxes and minority interest.....       186        (7,665)       (9,446)
Provision for income taxes..................................        --            13           184
                                                               -------       -------       -------
Income loss before minority interest........................       186        (7,678)       (9,630)
Minority interest...........................................        --           105          (166)
                                                               -------       -------       -------
Net income (loss)...........................................   $   186       $(7,573)      $(9,796)
                                                               =======       =======       =======
Basic and diluted net income (loss) per share...............   $  0.01       $ (0.60)      $ (0.79)
                                                               =======       =======       =======
Shares used in basic per share calculations.................    15,489        12,580        12,423
                                                               =======       =======       =======
Shares used in diluted per share calculations...............    16,504        12,580        12,423
                                                               =======       =======       =======

                 See notes to consolidated financial statements

                                   LASERSCOPE

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
                                                                       (THOUSANDS)
Cash flows from operating activities:
  Net Income/(loss).........................................  $    186    $(7,573)   $(9,796)
  Adjustments to reconcile net income/(loss) to cash used by operating activities:
     Depreciation...........................................     1,569      1,835      1,915
     Amortization of licenses and intangibles...............       141        977        976
     Repayment and write-off of shareholder notes...........        59        178         --
     Excess inventory charges...............................        --        750      2,063
     Impairment of intangible assets........................        --         --      1,937
     Loss on sale of AMS....................................        --         --      1,082
  Increase (decrease) from changes in:
     Accounts receivable....................................    (2,127)     2,833        449
     Inventories............................................      (741)     3,282        473
     Other current assets...................................       (95)      (414)       250
     Other assets...........................................       (77)        --       (295)
     Accounts payable.......................................      (738)    (1,948)      (773)
     Accrued compensation...................................      (163)      (206)       (51)
     Warranty...............................................       168       (507)      (206)
     Deferred revenue.......................................       305       (343)      (453)
     Other accrued liabilities..............................       (88)      (437)       636
     Minority interest......................................        --       (105)       165
                                                              --------    -------    -------
  Cash used by operating activities.........................    (1,601)    (1,678)       (82)
                                                              --------    -------    -------
Cash flows from investing activities:
  Capital expenditures......................................      (401)      (562)      (987)
  NWL acquisition...........................................        --     (1,278)        --
  NWL Divestiture...........................................     3,133         --         --
  Cash received from the sale of AMS........................        --        100        805
  Other.....................................................      (296)      (428)        21
                                                              --------    -------    -------
  Cash provided (used) by investing activities..............     2,436     (2,168)      (161)
                                                              --------    -------    -------
Cash flows from financing activities:
  Payment on obligations under capital leases...............      (301)      (352)      (249)
  Proceeds from the sale of common stock under stock
     plans..................................................       992        175        329
  Proceeds from the sale of common stock in private
     placement..............................................       710      1,024         --
  Proceeds from the sale of convertible subordinated
     debentures.............................................     2,632         --         --
  Proceeds from bank loans..................................    18,162     13,382      1,563
  Repayment of bank loans...................................   (21,781)   (10,390)    (2,409)
                                                              --------    -------    -------
  Cash provided (used) by financing activities..............       414      3,839       (766)
                                                              --------    -------    -------
  Increase (decrease) in cash and cash equivalents..........     1,249         (7)    (1,009)
  Cash and cash equivalents, beginning of year..............     1,449      1,456      2,465
                                                              --------    -------    -------
  Cash and cash equivalents, end of year....................  $  2,698    $ 1,449    $ 1,456
                                                              ========    =======    =======
Supplemental cash flow information:
Cash paid for income taxes (net of refunds).................  $     15    $    17    $    25
                                                              ========    =======    =======
Cash paid for interest......................................  $    562    $   572    $   394
                                                              ========    =======    =======
Non cash financing activities:
Equipment leases............................................  $     --    $    77    $   891
                                                              ========    =======    =======

                 See notes to consolidated financial statements

                                   LASERSCOPE

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                 ACCUMULATED       NOTES
                                                                    OTHER        RECEIVABLE        TOTAL
                                        COMMON    ACCUMULATED   COMPREHENSIVE       FROM       SHAREHOLDERS'
                                         STOCK      DEFICIT         LOSS        SHAREHOLDERS       EQUITY
                                        -------   -----------   -------------   ------------   --------------
                                                               (DOLLARS IN THOUSANDS)
Balance at December 31, 1997..........  $50,939    $(21,831)       $  (616)        $(375)         $28,117
Components of comprehensive income
  (loss):
  Net loss............................               (9,796)                                       (9,796)
  Translation adjustments.............                                  17                             17
                                                                                                  -------
          Total comprehensive income
            (loss)....................                                                             (9,779)
Issuance of 178,372 shares under stock
  plans...............................      329                                                       329
Repayment of shareholder notes........                                                 4                4
                                        -------    --------        -------         -----          -------
Balance at December 31, 1998..........  $51,268    $(31,627)       $  (599)        $(371)         $18,671
Components of comprehensive income
  (loss):
  Net loss............................               (7,573)                                       (7,573)
  Translation adjustments.............                                (428)                          (428)
                                                                                                  -------
          Total comprehensive income
            (loss)....................                                                             (8,001)
Issuance of 162,225 shares under stock
  plans...............................      175                                                       175
Issuance of 1,505,000 shares in
  private placement, net of issuance
  costs...............................    1,024                                                     1,024
Repayment and write off of shareholder
  notes...............................                                               178              178
                                        -------    --------        -------         -----          -------
Balance at December 31, 1999..........  $52,467    $(39,200)       $(1,027)        $(193)         $12,047
Components of comprehensive income
  (loss):
  Net Income..........................                  186                                           186
  Translation adjustments.............                                (191)                          (191)
                                                                                                  -------
          Total comprehensive income
            (loss)....................                                                                 (5)
Issuance of 694,983 shares............      992                                                       992
  under stock plans Issuance of
     995,000 shares in private
     placement, net of issuance
     costs............................      710                                                       710
Issuance of 240,000 warrants in
  connection with convertible
  debenture issuance..................      311                                                       311
Repayment and write off of shareholder
  notes...............................                                                59               59
                                        -------    --------        -------         -----          -------
Balance at December 31, 2000..........  $54,480    $(39,014)       $(1,218)        $(134)         $14,114

                 See notes to consolidated financial statements

                                   LASERSCOPE

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business

     The Company primarily operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty-five countries worldwide to hospitals, outpatient surgery centers and physicians.

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

     At December 31, 2000 and 1999 the Company had no investments in debt or equity securities. At December 31, 1999, the Company had no cash equivalents.

  Revenue recognition and product warranty

     The company recognizes revenue when persuasive evidence of an arrangement is in place, the price is fixed or determinable, delivery is completed, and collectibility is reasonably assured. Revenue related to the sale of systems, instrumentation and disposables is recognized upon delivery. The company provides currently for the estimated cost to repair or replace products under warranty provisions in effect at the time of sale. Service revenue is recognized as the services are provided or for service contracts pro rata over the period of the applicable service contract.

  Property and equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization.

     Equipment is depreciated using principally accelerated methods over estimated useful lives of three to seven years. Equipment under capital leases is amortized over the period of the lease. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or useful life if shorter.

  Inventories

     Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

                                   LASERSCOPE

  Net Income (loss) per share

     Basic net income/(loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income/(loss) per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options.

     The following table sets forth the computation of basic and diluted net income (loss) per common share.

                                                          2000         1999         1998
                                                        ---------    ---------    ---------
                                                         (THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Numerator for basic and diluted income (loss) per
     share............................................   $   186      $(7,573)     $(9,796)
Denominator:
  Denominator for basic net income (loss) per share --
     weighted average basis...........................    15,489       12,580       12,423
  Effect of dilutive securities:
  Employee stock options..............................       613           --           --
  Warrants............................................       402           --           --
                                                         -------      -------      -------
  Dilutive potential common shares....................     1,015           --           --
                                                         -------      -------      -------
  Denominator for diluted net income (loss) per common
     share -- adjusted weighted-average shares........    16,504       12,580       12,423
Net Income (Loss) Per Common Share:
  Basic...............................................   $  0.01      $ (0.60)     $ (0.79)
  Diluted.............................................   $  0.01      $ (0.60)     $ (0.79)

     Options to purchase 2,819,606, 3,443,978, and 2,615,317 shares of common stock were outstanding at December 31, 2000, 1999, and 1998, respectively. In addition, warrants to purchase 402,000 shares of common stock were outstanding at December 31, 2000. During 1999 and 1998, the options were not included in the computation of diluted net loss per share because the Company reported losses for the periods that ended at these dates and, therefore, the effect would be antidilutive.

     At December 31, 2000 the Company had outstanding debentures convertible into 2.4 million shares of common stock. The interest on these debentures and the shares has been excluded from the calculation of diluted net income per share in 2000 because the effect of including them would be antidilutive.

  Foreign currency translation

     The functional currencies of the Company's foreign subsidiaries are their local currencies. Accordingly, all assets and liabilities related to their operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the translation adjustments account, a component of the comprehensive income
(loss), and are included in shareholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period.

  Impairment of assets

     The Company will recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. During the year ended December 31, 1998, the Company recognized such a loss related to the write down of certain intangible assets acquired in the acquisition of Heraeus Surgical, Inc. (See Note 3). There were no such losses recognized during the years ended December 31, 2000 and 1999.

                                   LASERSCOPE

  Intangible assets related to acquisitions

     Intangible assets related to the acquisitions of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH included developed technology, distribution channels and established workforces. These assets are amortized on a straight-line basis over their estimated useful lives from five to seven years. During the year ended December 31, 1998, the Company recorded an impairment loss to the intangible assets related to the acquisition of Heraeus Surgical, Inc. In 2000, NWL Laser-Technologie GmbH was sold and intangible assets associated with Heraeus Surgical, Inc. had been fully amortized. (See Note 3) As of December 31, 2000 the Company had no intangible assets.

  Advertising expense

     Advertising is expensed as incurred. Advertising costs were not significant in 2000, 1999, and 1998.

  Comprehensive income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) during the year ended December 31, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. For the Company, comprehensive income is comprised of net income
(loss) and foreign currency translation adjustments.

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC further delayed the required implementation date which, for Laserscope, was the fourth quarter of 2000, retroactive to the beginning of the fiscal year. The implementation of SAB 101 did not have a material impact on Laserscope's financial position, results of operations or cash flows for the year ending December 31, 2000.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods for accounting for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company will be required to implement SFAS
133, as amended, for the quarter beginning January 1, 2001. Because the Company does do not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133 will not have a material impact on Laserscope's financial position, results of operations or cash flows.

     In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25," (FIN 44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying ABP No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on Laserscope's financial position or results of operations.

 2. SALE AND IMPAIRMENT OF ASSETS AND LIABILITIES ACQUIRED IN THE ACQUISITION OF HERAEUS SURGICAL, INC.

     During November 1998, the Company and Heraeus Medical, Inc. (a division of Heraeus Med GmbH), signed a definitive agreement for the sale of certain assets and liabilities related to the AMS product line. The

                                   LASERSCOPE
product line was originally purchased by Laserscope in the acquisition of Heraeus Surgical, Inc. The Company received $905,000 in exchange for certain assets and liabilities relating to the product line.

     In December 1998, the Company concluded that the majority of the remaining book value of the intangible assets acquired in the acquisition of Heraeus Surgical, Inc. had been impaired and recorded an impairment loss. In addition, the Company determined that specific inventories relating to certain product lines acquired in the acquisition were excessive, and the Company adjusted the value of these inventories accordingly. Laserscope determined this action in late 1998, as part of a redirection in emphasis towards higher volume product lines.

 3. SALE OF NWL LASER-TECHNOLOGIE

     On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG ("Wavelight") to sell its interest in NWL Laser-Technologie GmbH ("NWL"). The sale, which was approved by Wavelight's shareholders on March 31, 2000, had an effective date of January 1, 2000. As part of the transaction, NWL will continue to distribute Laserscope's products in all countries covered by NWL's then current distribution channels. The details of the transaction are as follows (in thousands):

Assets and liabilities sold:
  Cash......................................................  $   296
  Accounts receivable.......................................    2,477
  Inventory.................................................    2,514
  Other current assets......................................      329
  Property, plant and equipment.............................      857
  Licenses and intangible assets............................    2,707
  Accounts payable and accruals.............................   (1,255)
  Income taxes payable......................................     (323)
  Short-term bank loans.....................................   (3,040)
  Long-term bank loans......................................     (863)
  Minority interest and other...............................      (37)
                                                              -------
                                                                3,662
Proceeds:
  Received May 2000.........................................    3,429
  In escrow until 2001......................................      400
                                                              -------
Total.......................................................    3,829
                                                              -------
Net Gain....................................................  $   167
                                                              =======

     We will defer recognition of the gain until the funds held in escrow are paid us.

                                   LASERSCOPE

 4. SEGMENT INFORMATION

     Laserscope's revenue base is derived from the sales of interrelated products and services on a world-wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

     Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
By similar products and services
Laser equipment.......................................  $18,472    $23,263    $28,809
Disposables & instrumentation.........................   11,222     11,580     12,139
Service...............................................    5,705      6,147      6,574
AMS equipment(1)......................................       --         --      5,206
                                                        -------    -------    -------
          Total.......................................  $35,399    $40,990    $52,728
By major geographic area(2)
United States.........................................  $22,007    $22,551    $30,662
Germany(3,4)..........................................    1,300      7,089      9,298
Rest of Europe(4).....................................    8,456      8,268      8,384
Asia Pacific(4).......................................    2,871      2,635      3,657
Rest of world(4)......................................      765        447        727
                                                        -------    -------    -------
          Total.......................................  $35,399    $40,990    $52,728
                                                        =======    =======    =======

---------------
(1) Laserscope sold certain assets and liabilities related to the AMS product line in November 1998.

(2) Based on the location of the external customer.

(3) The Company acquired a 52% interest in NWL in June 1997 and further increased its interest to 80% in January 1999. Effective January 2000, the Company divested itself from NWL.

(4) Individual countries within each of these geographic regions represent less than 10% of total revenues.

     Location of long lived assets by major geographic area at December 31 were:

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                                 (IN THOUSANDS)
United States............................................  $2,462    $5,645    $6,167
Germany..................................................      --       884     1,418
All others...............................................     136       145       168
                                                           ------    ------    ------
          Total..........................................  $2,598    $6,674    $7,753
                                                           ======    ======    ======

                                   LASERSCOPE

 5. ACCOUNTS RECEIVABLE

     Accounts receivable at December 31 consisted of:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Trade accounts receivable...................................  $10,349    $10,251
Less: allowance for doubtful accounts.......................     (800)      (751)
                                                              -------    -------
                                                              $ 9,549    $ 9,500
                                                              =======    =======

 6. INVENTORIES

     Inventories at December 31 consisted of:

                                                               2000      1999
                                                              ------    -------
                                                               (IN THOUSANDS)
Sub-assemblies and purchased parts..........................  $6,295    $ 7,013
Finished goods..............................................   1,984      3,039
                                                              ------    -------
                                                              $8,279    $10,052
                                                              ======    =======

     Inventory at December 31, 1999 includes $2.5 million of inventory related to NWL which was sold to Wavelight in January 2000.

 7. PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of:

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Machinery and equipment.....................................  $  3,961    $  4,059
Land and building...........................................        --         825
Office equipment and furniture..............................     9,804       9,679
Leasehold improvements......................................       805       3,513
                                                              --------    --------
                                                                14,570      18,076
Less accumulated depreciation and amortization..............   (12,626)    (14,127)
                                                              --------    --------
                                                              $  1,944    $  3,949
                                                              ========    ========

                                   LASERSCOPE

 8. DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

     Developed technology and other intangibles resulting from the acquisition of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH at December 31, 1999 consisted of (in thousands):

HERAEUS SURGICAL, INC.:
Developed technology........................................  $ 3,229
Work force..................................................      400
                                                              -------
                                                                3,629
Less:
  Asset impairment..........................................   (1,937)
  Accumulated amortization..................................   (1,226)
  AMS sale..................................................     (443)
                                                              -------
Net Heraeus Surgical, Inc...................................       23
                                                              -------
NWL Laser-Technologie GmbH:
Developed technology........................................    1,845
Distribution................................................    1,183
Work force..................................................      658
                                                              -------
                                                                3,686
Less:
  Accumulated amortization..................................   (1,111)
                                                              -------
Net NWL Laser-Technologie GmbH..............................    2,575
                                                              -------
Net developed technology and other intangibles..............  $ 2,598
                                                              =======

     There were no intangibles remaining after the sale of NWL as of January 1, 2000, and the Company had no intangible assets as of December 31, 2000.

 9. CREDIT LINES

     The Company has in place an asset based line of credit which provides up to $6.0 million and expires September 2001. Credit is extended based on the Company's eligible accounts receivable and inventory. At December 31, 2000, the Company had approximately $2.1 million in borrowing base available against the $0.7 million outstanding and the $1.1 million in letter of credit reserve requirements. The assets of the company secure the credit line, and the line bears an interest rate equivalent to the bank's prime rate plus 2.25% per annum (11.75% in December 2000). Borrowings against the line of credit are paid down as the Company collects on accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 2000, the Company was in compliance with all covenants.

                                   LASERSCOPE

10. LEASE OBLIGATIONS

     The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

                                                              2000      1999
                                                             ------    ------
                                                              (IN THOUSANDS)
Leased equipment...........................................  $1,485    $1,491
Accumulated amortization...................................     873       620

     There were $20,000 in additions to leased equipment in 2000, $77,000 in 1999 and $891,000 in 1998.

     Amortization of equipment under capital leases is included in depreciation expense.

     The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,130,000, $1,558,000 and $1,805,000 in each of the three years ended December 31, 2000, 1999 and 1998 respectively.

     Future minimum lease payments under capital and operating leases were as follows at December 31, 2000:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
2001......................................................   $333       $1,643
2002......................................................    238        1,676
2003......................................................     76        1,714
2004......................................................     --        1,716
2005 and beyond...........................................     --        1,409
                                                             ----       ------
                                                              647       $8,158
                                                                        ======
Less amount representing interest.........................     75
                                                             ----
Present value of future minimum lease payments............    572
                                                             ----
Less current portion......................................    295
                                                             ----
                                                             $277
                                                             ====

11. LONG-TERM DEBT

     In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures mature in February 2007 and pay interest monthly. Starting in February 2002, 1% per month of the outstanding principal will be repaid. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously repurchased, into 2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In addition, the Company issued warrants to purchase 240,000 shares of the Company's common stock at $1.50 per share. The warrants expire in 2005. The value of the warrants is being amortized as interest expense in our statement of operations. The debenture agreement contains covenants with regard various financial ratios, and as of December 31, 2000 the Company is in compliance with all covenants.

                                   LASERSCOPE

     Long term debt at December 31 consisted of:

                                                               2000     1999
                                                              ------    ----
                                                              (IN THOUSANDS)
Mortgages secured by the NWL building with principal and
  8.1% interest payable in monthly installments through
  March 2005................................................      --    $346
Unsecured Bavarian Development Agency loans to NWL with
  principal and 5.2% interest due September through
  December 2003.............................................      --     516
Convertible Debentures with 8% interest payable Monthly
  through February 2007.....................................   3,000      --
                                                              ------    ----
                                                              $3,000    $862
                                                              ======    ====

     For each of the five years and beyond, long-term obligations are:

                                                               LONG-TERM DEBT
                                                              (PRINCIPAL ONLY)
                                                              ----------------
                                                               (IN THOUSANDS)
2002........................................................          314
2003........................................................          305
2004........................................................          270
2005........................................................          240
2006 and beyond.............................................        1,871
                                                                   ------
                                                                   $3,000
                                                                   ======

12. SHAREHOLDERS' EQUITY

     The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company's Board of Directors.

  Private Placement of Common Stock

     On January 14, 2000, the Company completed the final closing of a private placement of common stock. In the transaction the Company received approximately $1.8 million, net of expenses, of which approximately $1.0 million was received in 1999 in exchange for 2.5 million shares of common stock, including placement agent commission shares. In addition, the Company issued warrants to purchase 218,875 shares of the Company's common stock at $1.25 per share. The warrants expire in January 2005.

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

                                   LASERSCOPE

     The 1984 Stock Option Plan expired by its terms with respect to any future option grants effective in August 1994. At December 31, 2000, the 1984 Stock Option Plan had options to purchase 142,832 shares of common stock outstanding, all of which were exercisable.

     The Company has reserved 3,050,000 shares of common stock of which there were 504,535 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 2000.

     In 1998, the Company allowed employees to cancel outstanding options with exercise prices greater than $2.00 per share that had been granted under the 1994 plan and replace them with new grants for a like number with the same exercisability restrictions at the fair market value of the common stock at the date of grant. None of these options had previously been repriced. Employees elected to cancel and receive new grants to purchase an aggregate of 1,266,400 shares at an exercise price of $1.28. These options are included in the cancellations and grants in 1998 in the table that summarizes plan activity for the years ended December 31, 2000, 1999 and 1998.

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

     The Company has reserved 698,000 shares of common stock of which there were 196,000 shares available for issuance pursuant to its 1999 Retention Stock Option Plan as of December 31, 2000.

  Directors' Stock Option Plans

     The Company has reserved 720,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors' Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the 1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company's common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors' Stock Option Plan, the 1995 Directors' Stock Option Plan expired with respect to future grants. There were 180,000 shares available in aggregate for issuance pursuant to the 1999 Directors' Stock Option Plans at December 31, 2000.

                                   LASERSCOPE

     The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2000, 1999 and 1998:

                                                            OPTIONS      WEIGHTED AVERAGE
                                                          OUTSTANDING     EXERCISE PRICE
                                                          -----------    ----------------
Balance, December 31, 1997..............................   2,428,397          $4.08
  Granted...............................................   1,872,927          $1.41
  Exercised.............................................     (53,960)         $2.22
  Canceled..............................................  (1,632,047)         $4.37
                                                          ----------          -----
Balance, December 31, 1998..............................   2,615,317          $2.03
  Granted...............................................   1,508,553          $1.36
  Exercised.............................................     (28,685)         $1.26
  Canceled..............................................    (651,207)         $2.23
                                                          ----------          -----
Balance, December 31, 1999..............................   3,443,978          $1.70
  Granted...............................................     692,066          $2.18
  Exercised.............................................    (568,507)         $1.50
  Canceled..............................................    (747,931)         $2.14
                                                          ----------          -----
Balance, December 31, 2000..............................   2,819,606          $1.74

     The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 2000:

                       OPTIONS OUTSTANDING
                  ------------------------------                           OPTIONS EXERCISABLE
                                WEIGHTED AVERAGE                      ------------------------------
   RANGE OF         NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$0.69 - $1.25        775,748          3.74              $1.15            349,120         $1.13
    $1.28            619,929          1.64              $1.28            487,161         $1.28
$1.31 - $1.50        551,132          5.07              $1.49            200,403         $1.49
$1.59 - $2.00        501,049          4.54              $1.90            222,995         $1.98
$2.31 - $5.88        371,748          3.10              $3.93            207,439         $4.71
                   ---------          ----              -----          ---------         -----
$0.69 - $5.88      2,819,606          3.60              $1.74          1,467,118         $1.86
                   =========          ====              =====          =========         =====

  1989 and 1999 Employee Stock Purchase Plans

     During 1989 and 1999, the Company adopted Employee Stock Purchase Plans under which qualified employees can purchase up to a specified maximum amount of the Company's common stock through payroll deduction at 85% of its fair market value. In July 1999, the Company's 1989 Employee Stock Purchase Plan expired by its term and at its expiration date, approximately 650,000 shares had been purchased under this plan. Laserscope has reserved 350,000 shares of common stock, for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2000, approximately 204,000 shares had been purchased under this plan.

  SFAS 123 Disclosure

     The Company uses the intrinsic value method in accounting for its employee stock options because, as discussed below, the alternative fair value method requires use of option valuation models that were not developed for use in valuing employee stock options. Under he intrinsic value method and because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                   LASERSCOPE

     Pro forma information regarding net income and net income per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                             2000      1999      1998
                                                             ----      ----      ----
Risk free interest rate....................................  6.07%     5.47%     4.74%
Dividend yield.............................................    --        --        --
Weighted average expected volatility factor................  1.12      1.15      1.08
Expected life (in years)...................................  3.50      3.57      3.70

     Pro forma reporting compensation cost with respect to the Company's 1989 and 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees' purchase rights under the Black-Scholes model with the following assumptions:

                                                             2000      1999      1998
                                                             ----      ----      ----
Risk free interest rate....................................  6.09%     4.79%     5.16%
Dividend yield.............................................    --        --        --
Weighted average expected volatility factor................  1.49      1.31      0.70
Expected life (in years)...................................  0.50      0.50      0.50

     The weighted average fair values of those purchase rights granted in 2000, 1999 and 1998 were $0.68, $0.62 and $0.63, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                          2000          1999          1998
                                                       ----------    ----------    -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pro forma net loss...................................   $(1,265)      $(9,236)      $(11,150)
Pro forma basic and diluted loss per share...........   $ (0.08)      $ (0.73)      $  (0.90)

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

                                   LASERSCOPE

13. EMPLOYEE SAVINGS AND INVESTMENT PLAN

     In October 1989, the Company adopted a 401(k) savings and investment plan, which covers all employees. The Company's contributions to the plan have been 50% matching of employee contributions up to 5% of each employee's base compensation and were approximately $173,000, $213,000, and $260,000 in the years ended December 31, 2000, 1999, and 1998, respectively.

14. INCOME TAXES

     Significant components of the provision for income taxes were as follows (in thousands):

                                                              2000    1999    1998
                                                              ----    ----    ----
Current federal taxes.......................................   $--    $--     $ --
Current state taxes.........................................   --      --       --
Current foreign taxes.......................................   --      13      184
                                                               --     ---     ----
Provision for income taxes..................................   $--    $13     $184
                                                               ==     ===     ====

     Pretax loss from foreign operations was $665,000 in 2000, $501,000 in 1999 and income of $395,000 in 1998.

     Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                          2000      1999       1998
                                                          -----    -------    -------
Computed expected tax...................................  $  65    $(2,683)   $(3,306)
Operating loss with no carryback benefit................    162      2,745      3,489
Benefit of net operating loss carryforward..............   (227)      (117)       (68)
Foreign taxes in excess of U.S. rate....................     --         13         64
Other...................................................     --         55          5
                                                          -----    -------    -------
Provision for income taxes..............................  $  --    $    13    $   184
                                                          =====    =======    =======

     The components of the deferred tax asset consisted of the following at December 31, 2000 and 1999(in thousands):

                                                                2000        1999
                                                              --------    --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $  8,744    $  8,319
  General business credit carryforwards.....................     1,708       1,701
  Inventory reserves and adjustments........................     1,344       2,191
  Other accruals and reserves not currently deductible
     for tax purposes.......................................     2,324       1,734
  Acquired intangibles......................................        --         704
  Capitalized Research and Development......................       882         737
  Other.....................................................     2,156       1,074
                                                              --------    --------
          Total deferred tax assets.........................    17,158      15,723
  Valuation for deferred tax assets.........................   (17,158)    (15,723)
                                                              --------    --------
  Deferred tax asset........................................        --          --
Deferred tax liabilities....................................        --          --
                                                              --------    --------
Net deferred tax assets.....................................  $     --    $     --
                                                              ========    ========

                                   LASERSCOPE

     Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $1,435,000 in 2000 and by $2,173,000 in 1999. Approximately $1,384,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

     For federal tax purposes, the Company has net operating loss and tax credit carryforwards of approximately $24,500,000 and $900,000, respectively, which expire in the years 2001 through 2020. The Company has net operating loss and research and development credit carryforwards of approximately $3,700,000 and $1,100,000, respectively, for state tax reporting purposes. The state net operating loss carryforwards will expire in the years 2001 through 2006.

     Utilization of the Company's net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.

15. FINANCIAL INSTRUMENTS WITH MARKET RISK AND CONCENTRATIONS OF CREDIT RISK

     The Company's trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. The Company's credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable substantially alleviate any concentration of credit risk. Bad debt expense has been insignificant.

     The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

16. CONTINGENCIES

     The Company is at times a party to legal proceedings arising in the ordinary course of its business. Currently, there are no actions which relate to product liability or employee issues. While it is not feasible to predict or determine the outcome of the actions which have been brought against it, the Company believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on its financial position or results of operations.

                                  SCHEDULE II

                                   LASERSCOPE

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT                            BALANCE AT
                                                         BEGINNING                                END
                     DESCRIPTIONS                        OF PERIOD    ADDITIONS   DEDUCTIONS   OF PERIOD
                     ------------                        ----------   ---------   ----------   ----------
Allowance for doubtful accounts receivable:
  Year ended December 31, 1998.........................     $800        $161         $436         $525
                                                            ====        ====         ====         ====
  Year ended December 31, 1999.........................     $525        $226         $ --         $751
                                                            ====        ====         ====         ====
  Year ended December 31, 2000.........................     $751        $ 49         $ --         $800
                                                            ====        ====         ====         ====

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  2.1     Acquisition Agreement between Laserscope and Heraeus Med
          GmbH.(9)
  2.1A    Amendment Number One to Acquisition Agreement between
          Laserscope and Heraeus Med GmbH.(11)
  3.3     Seventh Amended and Restated Articles of Incorporation of
          Registrant.(1)
  3.4     By-laws of Registrant, as amended.(3)
  4.1     Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust
          Company as Rights Agent.(6)
  4.1A    First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as
          Rights Agent dated as of April 22, 1996.(7)
  4.1B    Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as
          Rights Agent dated as of August 6, 1996.(8)
 10.1A    1984 Stock Option Plan, as amended, and forms of Incentive
          Stock Option Agreement and Non-statutory Stock Option
          Agreement.(3)
 10.1B    1994 Stock Option Plan and forms of Incentive Stock Option
          Agreement and Non-statutory Stock Option Agreement.(4)
 10.2     1984 Stock Purchase Plan and form of Common Stock Purchase
          Agreement.(2)
 10.3     1989 Employee Stock Purchase Plan and form of Subscription
          Agreement.(3)
 10.3A    1999 Employee Stock Purchase Plan and form of Subscription
          Agreement.(15)
 10.4     401(k) Plan.(2)
 10.6     Net Lease Agreement between the Registrant and Realtec
          Properties dated June 20, 2000.(18)
 10.6A    Net Lease Agreement between the Registrant and Realtec
          Properties dated October 18, 2000.(18)
 10.10    Form of indemnification agreement.(2)
 10.11    Amended and Restated Loan and Security Agreement between the
          Registrant and Silicon Valley Bank Dated November 23,
          1996.(10)
 10.11A   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated November 26, 1997.(11)
 10.11B   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 18, 1998.(11)
 10.11C   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated September 3, 1998.(12)
 10.11D   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated November 25, 1998.(13)
 10.11E   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 17, 1999.(13)
 10.11F   Loan Modification Agreement between the Registrant and
          Silicon Valley Bank dated March 30, 1999.(14)
 10.11G   Loan and Security Agreement between the Registrant and
          Silicon Valley Bank dated October 1, 1999.(15)
 10.13    1990 Directors' Stock Option Plan and form of Option
          Agreement.(3)
 10.14    Form of Laserscope Management Continuity Agreement, as
          amended.(16)
 10.18    1995 Directors' Stock Option Plan and form of Option
          agreement.(5)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.18A   1999 Director's Stock Option Plan.(15)
 10.19    Common Stock Placement Agreement.(15)
 10.19A   Form of Common Stock Purchase Agreement.(15)
 10.20    Convertible Loan Agreement.(15)
 22.1     Subsidiaries of Registrant, as amended.(18)
 23.1     Consent of Independent Auditors.(18)
 25.1     Power of Attorney (see page 30).(18)

---------------
 (1) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989.

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

 (6) Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A filed November 15, 1991.

 (7) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

 (8) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", the Company's Form 8-A/A filed September 4, 1996.

 (9) Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

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

(15) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(16) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(17) Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), "Exhibits", of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(18) Filed herewith.