Form 10-K405/A
period 2000-12-31
LASERSCOPE
filed 2001-05-08
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                   FORM 10-K/A

        [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           -------------------------

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

                                EXPLANATORY NOTE


        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K (Commission File Number 0-18053) as filed with the Securities and Exchange Commission on March 28, 2001 (the "Form 10-K") to cure a typographical error in Item 14 of such Form 10-K. The value of Inventory on the Consolidated Balance Sheets for year 1999 as well as 2000 was inadvertently shown in the column for year 2000 data, and this amendment is being filed solely to cure such defect. This Amendment No. 1 to the Form 10-K on Form 10-K/A amends and restates in its entirety Part IV of the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

                                                                          Page
                                                                          ----
        Report of Ernst & Young LLP, Independent Auditors.                F-1

        Consolidated Balance Sheets at December 31, 2000 and 1999.        F-2

        Consolidated Statements of Operations - Years ended
        December 31, 2000, 1999 and 1998.                                 F-3


        Consolidated Statements of Cash Flows - Years ended
        December 31, 2000, 1999 and 1998.                                 F-4

        Consolidated Statements of Shareholders' Equity - Years
        ended December 31, 2000, 1999 and 1998.                           F-5

        Notes to Consolidated Financial Statements.                 F-6 through F-19

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

10.3        1989 Employee Stock Purchase Plan and form of Subscription
            Agreement.(3)

10.3A       1999 Employee Stock Purchase Plan and form of Subscription
            Agreement.(15)

10.4        401(k) Plan.(2)

10.6 Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(18)

10.6A Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(18)

Exhibit
Number              Description
-------             -----------
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

25.1        Power of Attorney (see page30).(18)

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

--------------------------------------------------------------------------------

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

(18) Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), "Exhibits", of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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





                                                  /s/Ernst & Young LLP


San Jose, California
February 16, 2001

                                   LASERSCOPE
                           CONSOLIDATED BALANCE SHEETS


                                                                                December 31,
                                                                        ---------------------------
(dollars in thousands)                                                     2000             1999
----------------------                                                  ----------       ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                          $    2,698       $    1,449
     Accounts receivable, net                                                9,549            9,500
     Inventories                                                             8,279           10,052
     Other current assets                                                      963            1,281
                                                                        ----------       ----------
     Total current assets                                                   21,489           22,282
Property and equipment, net                                                  1,944            3,949
Developed technology and other intangibles, net                                 --            2,598
Other assets                                                                   654              127
                                                                        ----------       ----------
Total assets                                                            $   24,087       $   28,956
                                                                        ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term bank loans                                              $      702       $    7,361
     Accounts payable                                                        1,444            3,412
     Accrued compensation                                                    1,290            1,453
     Warranty                                                                  497              329
     Deferred revenue                                                        1,022              717
     Other accrued liabilities                                               1,446            1,885
     Current obligations under capital leases                                  295              319
                                                                        ----------       ----------
     Total current liabilities                                               6,696           15,476
Long-term liabilities:
     Convertible subordinated debentures                                     3,000               --
     Obligations under capital leases                                          277              534
     Mortgages & other long term loans                                          --              862
                                                                        ----------       ----------
     Total long term liabilities                                             3,277            1,396
Commitments and contingencies
Minority interest                                                               --               37

Shareholders' equity:
     Common stock, no par value:
         Authorized shares -- 25,000,000 for Dec 31, 1999 and 2000
         Issued and outstanding shares - 14,193,043 and 15,883,026
         for December 31, 1999 and 2000 respectively                             -                -
     Additional paid-in capital                                             54,480           52,467
     Accumulated deficit                                                   (39,014)         (39,200)
     Accumulated other comprehensive income (loss)                          (1,218)          (1,027)
     Notes receivable from shareholder                                        (134)            (193)
                                                                        ----------       ----------
     Total shareholders' equity                                             14,114           12,047
                                                                        ----------       ----------
Total liabilities and shareholders' equity                              $   24,087       $   28,956
                                                                        ==========       ==========

See notes to consolidated financial statements

                                   LASERSCOPE
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       Years Ended December 31,
(thousands, except per share amounts)                            2000             1999             1998
-------------------------------------                        ----------       ----------       ----------
Net revenues:

     Products                                                $   29,694       $   34,846       $   46,148
     Services                                                     5,705            6,144            6,580
                                                             ----------       ----------       ----------
                                                                 35,399           40,990           52,728
Cost of products and services:

     Products                                                    14,914           19,088           25,417
     Services                                                     3,660            4,558            6,155
                                                             ----------       ----------       ----------
                                                                 18,574           23,646           31,572
                                                             ----------       ----------       ----------

Gross margin                                                     16,825           17,344           21,156

Operating expenses:

     Research and development                                     3,284            4,504            5,225
     Selling, general and administrative                         13,005           19,595           21,657
     Impairment of intangible assets                                  -                -            1,937
                                                             ----------       ----------       ----------
                                                                 16,289           24,099           28,819

Operating income (loss)                                             536           (6,755)          (7,663)

Interest income (expense) and other, net                           (350)            (910)            (701)
Loss on sale of AMS                                                   -                -           (1,082)
                                                             ----------       ----------       ----------
Income (loss) before income taxes and minority interest             186           (7,665)          (9,446)

Provision for income taxes                                            -               13              184
                                                             ----------       ----------       ----------

Income loss before minority interest                                186           (7,678)          (9,630)

Minority interest                                                     -              105             (166)
                                                             ----------       ----------       ----------
Net income (loss)                                            $      186       $   (7,573)      $   (9,796)
                                                             ==========       ==========       ==========

Basic and diluted net income (loss) per share                $     0.01       $    (0.60)      $    (0.79)
                                                             ==========       ==========       ==========

Shares used in basic per share calculations                      15,489           12,580           12,423
                                                             ==========       ==========       ==========

Shares used in diluted per share calculations                    16,504           12,580           12,423
                                                             ==========       ==========       ==========



See notes to consolidated financial statements

                                   LASERSCOPE
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
(thousands)                                                                 2000             1999             1998
-----------                                                              ----------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income/(loss)                                                  $      186       $   (7,573)      $   (9,796)

      Adjustments to reconcile net income/(loss) to cash
         used by operating activities:
         Depreciation                                                         1,569            1,835            1,915
         Amortization of licenses and intangibles                               141              977              976
         Repayment and write-off of shareholder notes                            59              178                -
         Excess inventory charges                                                 -              750            2,063
         Impairment of intangible assets                                          -                -            1,937
         Loss on sale of AMS                                                      -                -            1,082
      Increase (decrease) from changes in:
         Accounts receivable                                                 (2,127)           2,833              449
         Inventories                                                           (741)           3,282              473
         Other current assets                                                   (95)            (414)             250
         Other assets                                                           (77)               -             (295)
         Accounts payable                                                      (738)          (1,948)            (773)
         Accrued compensation                                                  (163)            (206)             (51)
         Warranty                                                               168             (507)            (206)
         Deferred revenue                                                       305             (343)            (453)
         Other accrued liabilities                                              (88)            (437)             636
         Minority interest                                                        -             (105)             165
                                                                         ----------       ----------       ----------
      Cash used by operating activities                                      (1,601)          (1,678)             (82)
                                                                         ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                     (401)            (562)            (987)
      NWL acquisition                                                             -           (1,278)               -
      NWL Divestiture                                                         3,133                -                -
      Cash received from the sale of AMS                                          -              100              805
      Other                                                                    (296)            (428)              21
                                                                         ----------       ----------       ----------

      Cash provided (used) by investing activities                            2,436           (2,168)            (161)
                                                                         ----------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment on obligations under capital leases                              (301)            (352)            (249)
      Proceeds from the sale of common stock under stock plans                  992              175              329
      Proceeds from the sale of common stock in private placement               710            1,024                -
      Proceeds from the sale of convertible subordinated debentures           2,632                -                -
      Proceeds from bank loans                                               18,162           13,382            1,563
      Repayment of bank loans                                               (21,781)         (10,390)          (2,409)
                                                                         ----------       ----------       ----------

      Cash provided (used) by financing activities                              414            3,839             (766)
                                                                         ----------       ----------       ----------

      Increase (decrease) in cash and cash equivalents                        1,249               (7)          (1,009)
      Cash and cash equivalents, beginning of year                            1,449            1,456            2,465
                                                                         ----------       ----------       ----------

      Cash and cash equivalents, end of year                             $    2,698       $    1,449       $    1,456
                                                                         ==========       ==========       ==========

Supplemental cash flow information:

Cash paid for income taxes (net of refunds)                              $       15       $       17       $       25
                                                                         ==========       ==========       ==========
Cash paid for interest                                                   $      562       $      572       $      394
                                                                         ==========       ==========       ==========

Non cash financing activities:
Equipment leases                                                         $        -       $       77       $      891
                                                                         ==========       ==========       ==========

See notes to consolidated financial statements

                                   LASERSCOPE
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  Accumulated
                                                                                      Other           Notes            Total
                                                                  Accumulated     Comprehensive  Receivable from    Shareholders'
(dollars in thousands)                          Common Stock        Deficit           loss         Shareholders        Equity
-------------------------------------------     ------------      -----------     -------------  ---------------    -------------
Balance at December 31, 1997                     $   50,939       $  (21,831)      $     (616)      $     (375)      $   28,117

Components of comprehensive income (loss):
     Net loss                                                         (9,796)                                            (9,796)
     Translation adjustments                                                               17                                17
         Total comprehensive income (loss)                                                                               (9,779)

Issuance of 178,372 shares
   under stock plans                                    329                                                                 329

Repayment of shareholder notes                                                                               4                4
                                                 ----------       ----------       ----------       ----------       ----------

Balance at December 31, 1998                     $   51,268       $  (31,627)      $     (599)      $     (371)      $   18,671

Components of comprehensive income (loss):
     Net loss                                                         (7,573)                                            (7,573)
     Translation adjustments                                                             (428)                             (428)
         Total comprehensive income (loss)                                                                               (8,001)

Issuance of 162,225 shares
   under stock plans                                    175                                                                 175

Issuance of 1,505,000 shares in
   private placement, net of issuance costs           1,024                                                               1,024

Repayment and write off
   of shareholder notes                                                                                    178              178
                                                 ----------       ----------       ----------       ----------       ----------

Balance at December 31, 1999                     $   52,467       $  (39,200)      $   (1,027)      $     (193)      $   12,047

Components of comprehensive income (loss):
     Net Income                                                          186                                                186
     Translation adjustments                                                             (191)                             (191)
         Total comprehensive income (loss)                                                                                   (5)

Issuance of 694,983 shares                              992                                                                 992
   under stock plans

Issuance of 995,000 shares in
   private placement, net of issuance costs             710                                                                 710

Issuance of 240,000 warrants in connection
   With convertible debenture issuance                  311                                                                 311

Repayment and write off
   of shareholder notes                                                                                     59               59
                                                 ----------       ----------       ----------       ----------       ----------

Balance at December 31, 2000                     $   54,480       $  (39,014)      $   (1,218)      $     (134)      $   14,114


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

Revenue recognition and product warranty
The company recognizes revenue when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, delivery is completed, and collectibility is reasonably assured. Revenue related to the sale of systems, instrumentation and disposables is recognized upon delivery. The company provides currently for the estimated cost to repair or replace products under warranty provisions in effect at the time of sale. Service revenue is recognized as the services are provided or for service contracts pro rata over the period of the applicable service contract.

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

                                                                          2000            1999             1998
                                                                       ----------      ----------       ----------
(thousands except per share data)

Numerator:

    Numerator for basic and diluted income (loss) per share            $      186      $   (7,573)      $   (9,796)

Denominator:

    Denominator for basic net income (Loss) per share --
       weighted average basis                                              15,489          12,580           12.423

    Effect of dilutive securities:
    Employee stock options                                                    613               -                -
    Warrants                                                                  402               -                -
                                                                       ----------      ----------       ----------
    Dilutive potential common shares                                        1,015               -                -
                                                                       ----------      ----------       ----------
    Denominator for diluted net income (loss) per common share --          16,504          12,580           12,423
       Adjusted weighted-average shares

Net Income Per Common Share:

Basic                                                                  $     0.01      $    (0.60)      $    (0.79)

Diluted                                                                $     0.01      $    (0.60)      $    (0.79)

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

Intangible assets related to acquisitions
Intangible assets related to the acquisitions of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH included developed technology, distribution channels and established workforces. These assets are amortized on a straight-line basis over their estimated useful lives from five to seven years. During the year ended December 31, 1998, the Company recorded an impairment loss to the intangible assets related to the acquisition of Heraeus Surgical, Inc. In 2000, NWL LaserTechnologie GmbH was sold, and intangible assets associated with Heraeus Surgical, Inc. had been fully amortized. (See Note 3) As of December 31, 2000 the Company had no intangible assets.

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

In March 2000, FASB Interpretation, No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25", (FIN
44) was issued. FIN 44 clarifies the application of APB No. 25 for certain stock-based compensation issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among other matters. FIN 44 was effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. The implementation of FIN 44 did not have a significant impact on Laserscope's financial position or results of operations.


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

        Assets and liabilities sold:
            Cash                              $      296
            Accounts receivable                    2,477
            Inventory                              2,514
            Other current assets                     329
            Property, plant & equipment              857
            Licenses & intangible assets           2,707
            Accounts payable & accruals           (1,255)
            Income taxes payable                    (323)
            Short-term bank loans                 (3,040)
            Long-term bank loans                    (863)
            Minority interest & other                (37)
                                              ----------
                                                   3,662
        Proceeds:
            Received May 2000                      3,429
            In escrow until 2001                     400
        Total                                      3,829
                                              ----------
        Net Gain                              $      167
                                              ==========

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

Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

        (in thousands)                           2000            1999            1998
        --------------------------------      ----------      ----------      ----------
        By similar products and services
        Laser equipment                       $   18,472      $   23,263      $   28,809
        Disposables & instrumentation             11,222          11,580          12,139
        Service                                    5,705           6,147           6,574
        AMS equipment(1)                               -               -           5,206
                                              ----------      ----------      ----------
             Total                            $   35,399      $   40,990      $   52,728
        By major geographic area(2)
                                                                              ----------
        United States                         $   22,007      $   22,551      $   30,662
        Germany(3), (4)                            1,300           7,089           9,298
        Rest of Europe(4)                          8,456           8,268           8,384
        Asia Pacific(4)                            2,871           2,635           3,657
        Rest of world(4)                             765             447             727
                                              ----------      ----------      ----------
             Total                            $   35,399      $   40,990      $   52,728
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

(4) Individual countries within each of these geographic regions represent less than 10% of total revenues.

Location of long lived assets by major geographic area at December 31 were:

        (in thousands)            2000            1999            1998
        --------------      ----------      ----------      ----------
        United States       $    2,462      $    5,645      $    6,167
        Germany                      -             884           1,418
        All others                 136             145             168
                            ----------      ----------      ----------
             Total          $    2,598      $    6,674      $    7,753
                            ==========      ==========      ==========

5.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31 consisted of:

(in thousands)                                                             2000             1999
-----------------------------------------------------------------      ----------       ----------
Trade accounts receivable                                              $   10,349       $   10,251
Less:  allowance for doubtful accounts                                       (800)            (751)
                                                                       ----------       ----------
                                                                       $    9,549       $    9,500
                                                                       ==========       ==========

6.  INVENTORIES

Inventories at December 31 consisted of:

(in thousands)                                                             2000             1999
-----------------------------------------------------------------      ----------       ----------
Sub-assemblies and purchased parts                                     $    6,295       $    7,013
Finished goods                                                              1,984            3,039
                                                                       ----------       ----------
                                                                       $    8,279       $   10,052
                                                                       ==========       ==========

Inventory at December 31, 1999 includes $2.5 million of inventory related to NWL which was sold to Wavelight in January 2000

7.  PROPERTY AND EQUIPMENT

Property and equipment at December 31 consisted of:

(in thousands)                                                             2000             1999
-----------------------------------------------------------------      ----------       ----------
Machinery and equipment                                                $    3,961       $    4,059
Land and building                                                              --              825
Office equipment and furniture                                              9,804            9,679
Leasehold improvements                                                        805            3,513
                                                                       ----------       ----------

                                                                           14,570           18,076
Less accumulated depreciation and amortization                            (12,626)         (14,127)
                                                                       ----------       ----------

                                                                       $    1,944       $    3,949
                                                                       ==========       ==========

8.  DEVELOPED TECHNOLOGY AND OTHER INTANGIBLES

Developed technology and other intangibles resulting from the acquisition of Heraeus Surgical, Inc. and NWL Laser-Technologie GmbH at December 31, 1999 consisted of (in thousands):

Heraeus Surgical, Inc.:
Developed technology                                $    3,229
Work force                                                 400
                                                         3,629
Less:
     Asset impairment                                   (1,937)
     Accumulated amortization                           (1,226)
     AMS sale                                             (443)
                                                    ----------
Net Heraeus Surgical, Inc.                                  23
                                                    ----------
NWL Laser-Technologie GmbH:

Developed technology                                     1,845
Distribution                                             1,183
Work force                                                 658
                                                    ----------
                                                         3,686
                                                    ----------
Less:
     Accumulated amortization                           (1,111)
                                                    ----------
Net NWL Laser-Technologie  GmbH                          2,575

Net developed technology and other intangibles      $    2,598
                                                    ==========

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

10.  LEASE OBLIGATIONS

The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

(in thousands)                                                          2000               1999
--------------                                                        -------            --------
Leased equipment                                                      $ 1,485            $  1,491
Accumulated amortization                                                  873                 620

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

Future minimum lease payments under capital and operating leases were as follows at December 31, 2000:

                                                      Capital          Operating
 (in thousands)                                        Leases           Leases
----------------------------------------------      ------------      ------------
2001                                                $        333      $      1,643
2002                                                         238             1,676
2003                                                          76             1,714
2004                                                           -             1,716
2005 and beyond                                                -             1,409
                                                    ------------      ------------
                                                             647      $      8,158
                                                                      ============
Less amount representing interest                             75
                                                    ------------
Present value of future minimum lease payments      $        572
                                                    ============
Less current portion                                         295
                                                    ------------
                                                    $        277
                                                    ============

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

Long term debt at December 31 consisted of:

(in thousands)                                              2000              1999
-------------------------------------------------      ------------      ------------
Mortgages secured by the NWL building with
   principal and 8.1% interest payable in monthly
   installments through March 2005                                -      $        346
Unsecured Bavarian Development Agency loans
   to NWL with principal and 5.2% interest due
   September through December 2003                                -               516
Convertible Debentures with 8% interest payable
   Monthly through February 2007                              3,000                 -
                                                       ------------      ------------
                                                       $      3,000      $        862
                                                       ============      ============


For each of the five years and beyond, long-term obligations are:

                                                              Long-term debt
(in thousands)                                               (Principal only)
--------------                                               ----------------
2002                                                                  314
2003                                                                  305
2004                                                                  270
2005                                                                  240
2006 and beyond                                                     1,871
                                                                ---------
                                                                 $  3,000
                                                                =========

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

The following table summarizes activity in the Company's stock option plans during the years ended December 31, 2000, 1999 and 1998:

                                   Options        Weighted Average
                                 Outstanding       Exercise Price
                                ------------       ------------
Balance, December 31, 1997         2,428,397       $       4.08

Granted                            1,872,927       $       1.41
Exercised                            (53,960)      $       2.22
Canceled                          (1,632,047)      $       4.37
                                ------------       ------------

Balance, December 31, 1998         2,615,317       $       2.03

Granted                            1,508,553       $       1.36
Exercised                            (28,685)      $       1.26
Canceled                            (651,207)      $       2.23
                                ------------       ------------

Balance, December 31, 1999         3,443,978       $       1.70

Granted                              692,066       $       2.18
Exercised                           (568,507)      $       1.50
Canceled                            (747,931)      $       2.14
                                ------------       ------------
Balance, December 31, 2000         2,819,606       $       1.74



The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company's stock option plans at December 31, 2000:

                                   Options Outstanding                                 Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                Weighted
                                                 Average         Weighted                            Weighted
Range of                        Number          Remaining         Average            Number           Average
Exercise Prices              Outstanding     Contractual Life  Exercise Price     Exercisable      Exercise Price
---------------              -----------     ----------------  --------------     -----------      --------------
$0.69 - $1.25                    775,748              3.74      $       1.15           349,120      $       1.13
$1.28                            619,929              1.64      $       1.28           487,161      $       1.28
$1.31 - $1.50                    551,132              5.07      $       1.49           200,403      $       1.49
$1.59 - $2.00                    501,049              4.54      $       1.90           222,995      $       1.98
$2.31 - $5.88                    371,748              3.10      $       3.93           207,439      $       4.71
----------------------      ------------      ------------      ------------      ------------      ------------
$0.69 - $5.88                  2,819,606              3.60      $       1.74         1,467,118      $       1.86
======================      ============      ============      ============      ============      ============

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

Pro forma information regarding net income and net income per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method was estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

                                                     2000             1999             1998
                                                 ----------       ----------       ----------
Risk free interest rate                                6.07%            5.47%            4.74%
Dividend yield                                            -                -                -
Weighted average expected volatility factor            1.12             1.15             1.08
Expected life (in years)                               3.50             3.57             3.70


Pro forma reporting compensation cost with respect to the Company's 1989 and 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees' purchase rights under the Black-Scholes model with the following assumptions:

                                                     2000             1999             1998
                                                 ----------       ----------       ----------
Risk free interest rate                                6.09%            4.79%            5.16%
Dividend yield                                            -                -                -
Weighted average expected volatility factor            1.49             1.31             0.70
Expected life (in years)                               0.50             0.50             0.50

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

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

(in thousands, except per share data)               2000             1999             1998
                                                ----------       ----------       ----------
Pro forma net loss                              $   (1.265)      $   (9,236)      $  (11,150)
Pro forma basic and diluted loss per share      $    (0.08)      $    (0.73)      $    (0.90)


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

14. INCOME TAXES

Significant components of the provision for income taxes were as follows (in thousands):

                                   2000            1999            1998
                                ----------      ----------      ----------
Current federal taxes             $      -         $     -            $  -
Current state taxes                      -               -               -
Current foreign taxes                    -              13             184
                                ----------      ----------      ----------
Provision for income taxes        $      -      $       13      $      184
                                ==========      ==========      ==========

Pretax loss from foreign operations was $665,000 in 2000, $501,000 in 1999 and income of $395,000 in 1998.

Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

                                                    2000             1999             1998
                                                ----------       ----------       ----------
Computed expected tax                           $       65       $   (2,683)      $   (3,306)
Operating loss with no carryback benefit               162            2,745            3,489
Benefit of net operating loss carryforward            (227)            (117)             (68)
Foreign taxes in excess of U.S. rate                     -               13               64
Other                                                    -               55                5
                                                ----------       ----------       ----------
Provision for income taxes                         $     -       $       13       $      184
                                                ==========       ==========       ==========

The components of the deferred tax asset consisted of the following at December 31, 2000 and 1999(in thousands):

                                                      2000             1999
                                                  ----------       ----------
Deferred tax assets:
     Net operating loss carryforwards             $    8,744       $    8,319
     General business credit carryforwards             1,708            1,701
     Inventory reserves and adjustments                1,344            2,191
     Other accruals and reserves not
       currently deductible for tax purposes           2,324            1,734
     Acquired intangibles                                  -              704
     Capitalized Research and Development                882              737
     Other                                             2,156            1,074
                                                  ----------       ----------
     Total deferred tax assets                        17,158           15,723
     Valuation for deferred tax assets               (17,158)         (15,723)
                                                  ----------       ----------
     Deferred tax asset                                    -                -
Deferred tax liabilities
                                                  ----------       ----------
Net deferred tax assets                           $        -       $        -
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

                                   SCHEDULE II



                                   LASERSCOPE

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                  Balance at                                            Balance at
                                                  Beginning                                                End
         Descriptions                             of Period         Additions         Deductions        of Period
         ------------                            ------------       ---------         ----------        -----------
Allowance for doubtful accounts receivable:

   Year ended December 31, 1998                  $        800      $        161      $        436      $        525
                                                 ============      ============      ============      ============

   Year ended December 31, 1999                  $        525      $        226            $   --      $        751
                                                 ============      ============      ============      ============

   Year ended December 31, 2000                  $        751      $         49            $   --      $        800
                                                 ============      ============      ============      ============

                                   SIGNATURES


        Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on May 8, 2001.




                                   Laserscope, Inc.

                                   By:   /s/  Dennis LaLumandiere
                                         -------------------------------------
                                         Dennis LaLumandiere
                                         Chief Financial Officer