Form 10-Q
period 2001-03-31
LASERSCOPE
filed 2001-05-14
CIK 851737

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

(Mark One)

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

               3070 ORCHARD DRIVE, SAN JOSE, CALIFORNIA 95134-2011
                    (Address of Principal Executive Offices)

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

                                  Yes [X] No[ ]

The number of shares of Registrant's common stock issued and outstanding as of April 30, 2001 was 15,883,937.

                                TABLE OF CONTENTS


                                                                             PAGE
                                                                             ----
PART I. FINANCIAL INFORMATION                                                  3
      Item 1. Financial Statements                                             3
              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Operations                  4
              Condensed Consolidated Statements of Cash Flows                  5
              Notes to Condensed Consolidated Financial Statements             6

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7
              Results of Operations                                            7
              Liquidity and Capital Resources                                  8
              Risk Factors                                                     9
      Item 3. Quantitative and Qualitative Disclosures About Market Risk      13

PART II.  OTHER INFORMATION                                                   15
      Item 1. Legal Proceedings                                               15
      Item 2. Changes in Securities                                           15
      Item 3. Defaults Upon Senior Securities                                 15
      Item 4. Submission of Matters to a Vote of Security Holders             15
      Item 5. Other Information                                               15
      Item 6. Exhibits and Reports on Form  8-K                               15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                                   LASERSCOPE
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              MARCH 31,     DECEMBER 31,
(thousands)                                                     2001           2000
----------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                $  2,706          2,698
     Accounts receivable, net                                    8,875          9,549
     Inventories                                                 8,037          8,279
     Other current assets                                        1,002            963
                                                              --------       --------

              Total current assets                              20,620         21,489

Property and equipment, net                                      2,124          1,944
Other assets                                                       636            654
                                                              --------       --------

              Total assets                                    $ 23,380       $ 24,087
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term bank loans                                    $    250       $    702
     Accounts payable                                            1,833          1,444
     Accrued compensation                                        1,232          1,290
     Deferred Revenue                                            1,321          1,022
     Other current liabilities                                   2,274          2,238
                                                              --------       --------

         Total current liabilities                               6,910          6,696

Convertible subordinated debentures                              3,000          3,000
Obligations under capital leases                                   168            277
                                                              --------       --------

         Total long-term liabilities                             3,168          3,277

Commitments and contingencies


Shareholders' equity:
         Common stock                                           54,480         54,480
         Accumulated deficit                                   (39,504)       (39,014)
         Accumulated other comprehensive income (loss)          (1,540)        (1,218)
         Notes receivable from shareholders                       (134)          (134)
                                                              --------       --------

              Total shareholders' equity                        13,302         14,114
                                                              --------       --------

              Total liabilities and shareholders' equity      $ 23,380       $ 24,087
                                                              ========       ========

            See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
(thousands, except per share amounts)                           2001           2000
-------------------------------------------------------------------------------------
Net revenues                                                 $  8,228       $  8,628
Cost of sales                                                   4,519          4,759
                                                             --------       --------

Gross margin                                                    3,709          3,869

Operating expenses:
      Research and development                                    813            866
      Selling, general and administrative                       3,310          3,288
                                                             --------       --------

                                                                4,123          4,154

Operating loss                                                   (414)          (285)
Interest income (expense) and other, net                          (58)           (67)
                                                             --------       --------

Loss before income taxes and minority interest                   (472)          (352)
Provision for income taxes                                         18             --
                                                             --------       --------


Net loss                                                     $   (490)      $   (352)
                                                             ========       ========

Basic and diluted net loss per share                         $  (0.03)      $  (0.02)
                                                             ========       ========

Shares used in basic and diluted per share calculations        15,884         15,128
                                                             ========       ========

            See Notes to Condensed Consolidated Financial Statements

                                   LASERSCOPE
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
(thousands)                                                                       2001          2000
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $  (490)      $   (352)
      Adjustments to reconcile net income to
           cash provided/ (used) by operating activities:
           Depreciation and amortization                                            234            488
           Increase (decrease) from changes in:
                Accounts receivable                                                 674           (410)
                Inventories                                                         242            782
                Other current assets                                                (39)           (64)
                Other assets                                                         --             --
                Accounts payable                                                    389           (524)
                Accrued compensation                                                (58)          (217)
                Deferred Revenue                                                    299            414
                Other current liabilities                                            35           (279)
                Repayment of shareholder note                                        --             17
                                                                                -------       --------

Cash provided (used) by operating activities                                      1,286           (145)
                                                                                -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                         (396)          (181)
      Other                                                                        (321)          (125)
                                                                                -------       --------

Cash used by investing activities                                                  (717)          (306)
                                                                                -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on obligations under capital leases                                 (109)           (83)
      Cash transferred to Wavelight in NWL sale                                      --           (296)
      Proceeds from the sale of common stock under stock plans                       --            472
      Proceeds from the sale of common stock in private placement(1)                 --            731
      Proceeds from the issuance of convertible subordinated debentures(1)           --          2,692
      Proceeds from bank loans                                                    5,350          9,517
      Repayment of bank loans                                                    (5,802)       (11,155)
                                                                                -------       --------

Cash provided (used) by financing activities                                       (561)         1,878
                                                                                -------       --------

Increase in cash and cash equivalents                                                 8          1,427
Cash and cash equivalents, beginning of period                                    2,698          1,449
                                                                                -------       --------

Cash and cash equivalents, end of period                                        $ 2,706       $  2,876
                                                                                =======       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Cash paid during the period for:
                Interest                                                        $   116       $    137
                Income taxes                                                    $    --       $     17

           Non-cash reduction is assets relating to NWL sale                         --       $  8,949
           Non-cash reduction in liabilities relating to NWL sale                    --       $  5,415

(1) Net of issuance costs


            See Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

1. The accompanying condensed consolidated financial statements include Laserscope (the "Company", "management", "we", "us", "our") and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's annual report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

2.      Inventory was comprised of the following (in thousands):

                                                  MARCH 31,      DECEMBER 31,
                                                    2001           2000
                                                   ------         ------
        Sub-assemblies and purchased parts         $6,160         $6,295
        Finished goods                              1,877          1,984
                                                   ------         ------
                                                   $8,037         $8,279
                                                   ======         ======

3. Basic net loss per share is calculated using the weighted average of common stock outstanding. Diluted net income per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options and warrants. Options to purchase approximately 2,757,000 and 3,092,000 shares of common stock were outstanding at March 31, 2001 and 2000, respectively and warrants to purchase approximately 459,000 shares of common stock were outstanding at March 31, 2001. The stock options and warrants outstanding were not included in the computation of diluted net income
        (loss) per share because we reported losses for the periods that ended at these dates and, therefore, the effect would be anti-dilutive.

4. We consider cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less. At each of March 31, 2001 and December 31, 2000, our cash equivalents were in the form of institutional money market accounts and totaled $0.1 million. At March 31, 2001 and December 31, 2000, we had no investments in debt or equity securities.

5. Total comprehensive loss during the quarters ended March 31, 2001 and 2000 consisted of (in thousands):

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         2001          2000
                                        -----          -----
        Net loss                        $(490)         $(352)
        Translation adjustments          (322)          (125)
                                        -----          -----
        Comprehensive loss              $(812)         $(477)
                                        =====          =====

6. During all periods presented, we conducted our business predominantly within one industry segment: the medical systems business.

7. On February 18, 2000, we signed an agreement with Wavelight Laser Technologie AG ("Wavelight") to sell our interest in NWL Laser Technologie GmbH ("NWL").

        During April 2001, Laserscope and Wavelight reached an agreement whereby Laserscope waved its rights to $400,000 held by Wavelight in escrow and Wavelight waved the right to make any future claims against Laserscope with respect to its purchase of NWL.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

                             INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to "Management's discussion and analysis of financial condition and results of operations," and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading "Risk Factors" in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Risk Factors" in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000 and the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net revenues for the quarter ended March 31, 2001 were $8.2 million, a decrease of approximately 5% from net revenues of $8.6 million in the corresponding quarter of 2000. The decrease in net revenues during the first quarter of 2001 compared to the first quarter of 2000 is due primarily to lower unit prices on lasers due to the mix of lasers sold as well as lower sales of disposable fiber optic devices.

Revenues from the sales of laser systems were approximately 49% of total net revenues during the quarter ended March 31, 2001, compared to approximately 50% of total net revenues during the same period in 2000. In dollars, these revenues decreased approximately 6% while unit sales were level at 90 units in each of the two quarters. This decrease resulted from lower average unit prices primarily due to a higher mix of aesthetic lasers sold in the United States in the first quarter of 2001 compared to the first quarter of

2000. We expect that the revenue mix trends in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers during the remainder of 2001.

Revenues from the sales of disposable fiber optic devices and instrumentation comprised approximately 33% of total net revenues during the quarter ended March 31, 2001 as well as in the corresponding period in 2000. In dollars, these revenues decreased approximately 5%. The decrease is due to lower disposable fiber optic device sales in the U.S. partly offset by higher sales of scanning equipment and hand pieces for use with our aesthetic lasers in the U.S.

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

Laserscope's service revenues during the quarter ended March 31, 2001 were 2% higher than service revenues during the corresponding quarter of 2000. This increase is the result of higher revenues in the U.S. as well as in Europe. We believe that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by our customers.

Gross margin as a percentage of net revenues was 45% for each of the quarters ended March 31, 2001 and March 31, 2000. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2001 may vary from quarter to quarter as product and distribution mix varies.

Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. In the first quarter of 2001, amounts spent in research and development decreased approximately 6% compared to the corresponding quarter of 2000. As a percentage of net revenues, these expenses were approximately 10% in each of the quarters ended March 31, 2001 and March 31, 2000.

Selling, general and administrative expenses increased approximately 1% in the quarter ended March 31, 2001, compared to the corresponding quarter of 2000. As a percentage of revenue, these expenses were approximately 40% in the first quarter of 2001 and 38% in the first quarter of 2000. The essentially level spending is due to continued vigilance over expenses after the expense reduction programs instituted by Laserscope in third quarter of 1999. We expect amounts spent on selling, general and administrative expenses to increase during the remainder of 2001 as variable selling and marketing expenses increase.

LIQUIDITY AND CAPITAL RESOURCES:

Total assets and liabilities as of March 31, 2001 were $23.4 million and $10.1 million respectively, compared to assets and liabilities of $24.1 million and $10.0 million at December 31, 2000. Working capital decreased $1.1 million from $14.8 million at December 31, 2000 to $13.7 million at March 31, 2001, while cash and cash equivalents remained nearly constant at $2.7 million during the period. The small increase in cash and cash equivalents was due principally to operating activities partially offset by investing and financing activities.

Cash provided by operating activities totaled $1.3 million. This was the combined result of the following sources: depreciation and amortization - $0.2 million; decrease in accounts receivable - $0.7 million; decrease in inventory - $0.2 million; increase in accounts payable - $0.4 million; increase in deferred revenue - $0.3 million and increase in other current liabilities. These sources were partially offset by the following uses: net loss - $0.5 million; and reductions in accrued compensation - $0.1 million.

Cash used by investing activities consisted of capital expenditures of $0.4 million and a translation loss of $0.3 million.

Cash used by financing activities totaled $0.6 million and consisted of reductions in short-term bank borrowings - $0.5 million and payments on obligations under capital leases $0.1 million.

Laserscope has in place an asset-based line of credit that provides up to $6.0 million and expires in September 2001. Credit is extended based on eligible accounts receivable and inventory. At March 31, 2001, we had approximately $2.4 million in borrowing base available against the $0.3 million outstanding and the $1.1 million in letter of credit reserve requirements. As of March 31, 2001 we complied with all covenants.

We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

        Our ability to effectively manage non-cash assets such as inventory and accounts receivable;

        Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

        Our level of profitability;

        Our determination to acquire or invest in products and businesses complementary to ours.

        The market price for our common stock as it affects the exercise of stock options.

We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit will be sufficient to fund our operating needs for the next twelve months, additional financing will be required for our currently envisioned long-term needs.

There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions.

RISK FACTORS:

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

HISTORY OF LOSSES; UNCERTAIN FUTURE PROFITABILITY.

There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

TECHNOLOGICAL CHANGE; UNCERTAIN NEW PRODUCT DEVELOPMENT AND ACCEPTANCE.

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

GOVERNMENT REGULATION; UNCERTAINTY OF OBTAINING REGULATORY APPROVAL.

Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products. There can be no assurance that the appropriate regulatory agencies will grant us the clearance to market our future products on a timely basis, or at all.

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

COMPETITION.

We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world's largest organizations as well as smaller, highly-specialized firms. We cannot assure that we can compete successfully against these organizations.

RELIANCE ON PATENTS AND LICENSES.

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

FACTORS AFFECTING FINANCIAL RESULTS AND STOCK PRICE.

A number of factors affect our financial results and stock price including, but not limited to:

    product mix;

    competitive pricing pressures;

    material costs;

    revenue and expenses related to new products and enhancements to existing products;

    delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors.

The market price of our common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:

    quarterly fluctuations in our financial results;

    changes in analysts' estimates of future results;

    changes in investors' perceptions of our products;

    announcement of new or enhanced products by us or our competitors;

    announcements relating to acquisitions and strategic transactions by us or our competitors;

    general conditions in the medical equipment industry;

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

As of April 30, 2001, we had 15,883,937 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

INTERNATIONAL BUSINESS.

We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally.

LEGAL PROCEEDINGS.

Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope's financial position or results of operations.

INTEREST RATE RISK.

(See Item 7A.-Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.)

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

"PENNY STOCK" RULES.

Our common stock is traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System, which requires that a company have, among other things, a minimum bid price of $1.00 in order to qualify for continued listing. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of "penny stock" under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/dealer in the transaction and monthly account statements showing the market values of our securities held in the customers' accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. If brokers become subject to the "penny stock" rules when engaging in transactions in our securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Laserscope is exposed to a variety of risks, including changes in interest rates affecting the return on its investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.


INTEREST RATE RISK

Laserscope's exposure to market rate risk for changes in interest rates relates primarily to our investment and debt portfolios. We have not used derivative financial instruments in our investment or debt portfolios. We invest our excess cash in money market funds and commercial paper. Our debt financings consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, Laserscope's future interest expense may be greater than expected due to changes in interest rates.

FOREIGN CURRENCY RISK

International revenues were 39% of total revenues in the quarter ended March 31, 2001, compared to 41% of total revenues during the comparable period in 2000. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the quarters ended March 31, 2001 and 2000 was not material, and we do not engage in hedging transactions for speculative or trading purposes.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on our financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES

        Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER ITEMS

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Not applicable

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LASERSCOPE

                                       Registrant

                                       /s/ Dennis LaLumandiere
                                       -----------------------------------------
                                       Dennis LaLumandiere
                                       Vice President of Finance
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

Date: May 14, 2001