Form 10-Q
period 2001-06-30
LASERSCOPE
filed 2001-08-14
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 0-18053

LASERSCOPE
 (Exact name of Registrant as Specified in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	77-0049527 (I.R.S. Employer Identification No.)

3070 ORCHARD DRIVE, SAN JOSE, CALIFORNIA 95134-2011
 (Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:   (408) 943-0636

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [   ]

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2001 was 16,008,560 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Laserscope
 Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(thousands)	2001	2000

Assets

Current assets:

Cash and cash equivalents	$3,002	2,698

Accounts receivable, net	9,650	9,549

Inventories	8,564	8,279

Other current assets	992	963

Total current assets	22,208	21,489

Property and equipment, net	1,998	1,944

Other assets	588	654

Total assets	$24,794	$24,087

Liabilities and Shareholders’ Equity

Current liabilities:

Short-term bank loans	$894	$702

Accounts payable	1,699	1,444

Accrued compensation	1,607	1,290

Deferred revenue	1,593	1,022

Other current liabilities	2,487	2,238

Total current liabilities	8,280	6,696

Convertible subordinated debentures	3,000	3,000

Obligations under capital leases	93	277

Total long-term liabilities	3,093	3,277

Commitments and contingencies

Shareholders’ equity:

Common stock	54,498	54,480

Accumulated deficit	(39,322)	(39,014)

Accumulated other comprehensive income (loss)	(1,621)	(1,218)

Notes receivable from shareholders	(134)	(134)

Total shareholders’ equity	13,421	14,114

Total liabilities and shareholders’ equity	$24,794	$24,087

See Notes to Condensed Consolidated Financial Statements

Laserscope
 Condensed Consolidated Statements Of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(thousands except per share amounts)	2001	2000	2001	2000

Net revenue	$9,302	$9,294	$17,530		$17,922

Cost of sales	4,281	4,902	8,800		9,661

Gross margin	5,021	4,392	8,730		8,261

Operating expenses:

Research and development	978	825	1,791		1,691

Selling, general and administrative	3,774	3,141	7,084		6,429

	4,752	3,966	8,875		8,120

Operating income (loss)	269	426	(145)		141

Interest income (expense) and other, net	(73)	(123)	(131)		(190)

Income (loss) before income taxes	196	303	(276)		(49)

Provision for income taxes	14	—	32		—

Net income (loss)	$182	$303	$(308)		$(49)

Basic net income (loss) per share	$0.01	$0.02	$(0.02)	$	(0.00)

Diluted net income (loss) per share	$0.01	$0.02	$(0.02)		$0.00

Shares used in basic per share calculations	15,902	15,491	15,893		15,407

Shares used in diluted per share calculations	19,029	18,667	19,020		15,407

See Notes to Condensed Consolidated Financial Statements

Laserscope
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(thousands)	2001	2000

Cash flows from operating activities:

Net loss	$(308)	$(49)

Adjustments to reconcile net income to cash provided/ (used) by operating activities:

Depreciation and amortization	559	925

Increase (decrease) from changes in:

Accounts receivable	(101)	(1,552)

Inventories	(285)	378

Other current assets	(29)	238

Accounts payable	255	(294)

Accrued compensation	317	(120)

Deferred revenue	571

Other current liabilities	249	26

Repayment of shareholder note	—	14

Cash provided (used) by operating activities	1,228	(434)

Cash flows from investing activities:

Capital expenditures	(547)	(281)

Other	(403)	(248)

Cash used by investing activities	(950)	(529)

Cash flows from financing activities:

Payments on obligations under capital leases	(184)	(157)

Cash transferred to Wavelight in NWL sale	—	(296)

Proceeds from the NWL sale	—	3,429

Proceeds from the sale of common stock under stock plans	18	520

Proceeds from the sale of common stock in private placement(1)	—	731

Proceeds from the issuance of convertible subordinated debentures(1)	—	2,632

Proceeds from bank loans	6,244	14,834

Repayment of bank loans	(6,052)	(17,655)

Cash provided (used) by financing activities	26	4,038

Increase in cash and cash equivalents	304	3,075

Cash and cash equivalents, beginning of period	2,698	1,449

Cash and cash equivalents, end of period	$3,002	$4,524

Supplemental disclosure of cash flow information:

Cash paid during the period for:

Interest	$201	$282

Income taxes	$8	$15

Non-cash reduction is assets relating to NWL sale	—	$8,949

Non-cash reduction in liabilities relating to NWL sale	—	$5,415

(1)	Net of issuance costs

See Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements:

1.	The accompanying condensed consolidated financial statements include Laserscope (the “Company”, “management”, “we”, “us”, “our”) and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full year.

2.	Inventory was comprised of the following (in thousands):

	June 30,	December 31,
	2001	2000

Sub-assemblies and purchased parts	$6,668	$6,295

Finished goods	1,896	1,984

	$8,564	$8,279

3.	Basic net income (loss) per share is calculated using the weighted average of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average of common stock outstanding plus dilutive common equivalent shares from stock options and warrants. Options to purchase approximately 2,769,000 and 2,887,000 shares of common stock were outstanding at June 30, 2001 and 2000, respectively and warrants to purchase approximately 459,000 shares of common stock were outstanding at June 30, 2001. The stock options and warrants outstanding were not included in the computation of diluted earnings per share for the periods Laserscope reported losses because the effect would be anti-dilutive.

4.	We consider cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

At June 30, 2001 and December 31, 2000, our cash equivalents were in the form of institutional money market accounts and totaled $3.0 million and $2.7 million respectively. At June 30, 2001 and December 31, 2000, we had no investments in debt or equity securities.

5.	Total comprehensive loss during the quarters ended June 30, 2001 and 2000 consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Net income (loss)	$182	$303	$(308)	$(49)

Translation adjustments	(82)	(228)	(403)	(248)

Comprehensive income (loss)	$100	$75	$(711)	$297)

6.	During all periods presented, we conducted our business predominantly within one industry segment: the medical systems business.

7.	On February 18, 2000, we signed an agreement with Wavelight Laser Technologie AG (‘Wavelight”) to sell our interest in NWL Laser Technologie GmbH (“NWL”).

During April 2001, Laserscope and Wavelight reached an agreement whereby Laserscope waved its rights to $400,000 held by Wavelight in escrow and Wavelight waved the right to make any future claims against Laserscope with respect to its purchase of NWL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s discussion and analysis of financial condition and results of operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000 under the heading “Risk Factors” in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

Results of Operations:

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited financial statements and notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and six months ended June 30, 2001 (in thousands except for percentages):

	Three months ended					Six months ended

	June 30, 2001		June 30, 2000%			June 30, 2001		June 30, 2000%
	Amount %(a)		Amount %(a)		Change	Amount %(a)		Amount %(a)		Change

Revenues from sales of:

Lasers	$4,193	45%	$5,104	55%	(18)%	$8,246	47%	$9,428	52%	(13)%

Instruments & supplies	3,669	39%	2,836	30%	29%	6,365	36%	5,684	32%	12%

Service	1,440	16%	1,354	15%	6%	2,919	17%	2,810	16%	4%

Total net revenues	$9,302	100%	$9,294	100%	0%	$17,530	100%	$17,922	100%	(2)%

Gross margin	$5,021	54%	$4,392	47%	14%	$8,730	50%	$8,261	46%	6%

Research & development	$978	11%	$825	9%	18%	$1,791	10%	$1,691	9%	6%

Selling, general & admin	$3,774	41%	$3,141	34%	20%	$7,084	41%	$6,429	36%	10%

(a)	expressed as a percentage of total net revenues.

Net revenues were level for the three months ended June 30, 2001 relative to the corresponding period of 2000, and revenues declined slightly for the six months ended June 30, 2001 relative to the corresponding period of 2000.

Revenues from the sales of laser systems decreased during the three-month and six-month periods ended June 30, 2001 relative to the same periods in 2000. While unit sales actually increased 3% and 2% respectively for the three and six-month periods ended June 30, 2001 relative to the same periods in 2000, average selling prices decreased. This decrease in dollar terms is due to a change in the mix of laser types sold. In 2001, we sold more lower-priced aesthetic lasers than in 2000. This is partly due to our distribution arrangement with McKesson/HBOC which we implemented during the first quarter of 2001. In addition, we sold fewer higher-priced surgical lasers in 2001 than in 2000. The Company expects that its revenue mix trend in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers through at least the end of 2001.

Revenues from the sales of instrumentation and disposable supplies increased during the three and six months ended June 30, 2001 compared to the corresponding periods in 2000. The increases during the quarter and year-to-date are due to increased shipments of scanning devices sold as accessories to Laserscope’s office laser systems partially offset by lower shipments of disposable supplies.

The Company believes that sales of laser equipment in the United States, which have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures, has resulted in lower sales of disposable supplies and instrumentation. Office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. The Company expects revenues from the sales of instrumentation and disposable supplies to depend on the Laserscope’s ability to develop and promote surgical procedures that use these products and to increase its installed base of systems.

Laserscope’s service revenues increased during the three and six-month periods ended June 30, 2001 compared to the same periods in 2000.

Increased service revenues were experienced in all geographic regions as a result of an increase in the number of service contracts. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues during the quarter and six months ended June 30, 2001 increased relative to the corresponding periods of 2000. This is due primarily to a shift towards Laserscope’s higher margin Lyra product as well a shift towards the United States and away from lower margin international distributors during the quarter ended June 30, 2001. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2001 may vary from quarter to quarter as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope’s existing products. These expenses increased during the three month and six month periods ended June 30, 2001 compared to the same periods in 2000. The increase was driven by product development activity in the United States on a new laser for treatment of benign prostate hyperplasia. Since development of this laser is nearly complete, the Company expects that amounts spent in research and development will decline in the remainder of the year relative to the prior quarter’s level.

Selling, general and administrative expenses increased during the quarter and six month periods ended June 30, 2001, compared to the corresponding periods in 2000. This was driven by start-up expenses such as workshops and marketing material to support the McKesson distribution agreement. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2001 as variable selling and marketing expenses increase.

Liquidity and Capital Resources:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at June 30, 2000 and for the six months then ended (in thousands):

	June 30,	December 31,
	2001	2000

Cash and cash equivalents	$3,002	$2,698

Total assets	$24,794	$24,087

Total liabilities	11,373	9,973

Net working capital	$13,928	$14,793

The increase in cash and cash equivalents was due principally to cash generated by operating and financing activities partially offset by cash used in investing activities.

Cash provided by operating activities totaled $1.2 million. This was the combined result of the following sources: depreciation and amortization — $0.6 million; increase in deferred service contract revenue — $0.6 million; increase in accounts payable and accrued payroll — $0.5 million; and a decrease in warranty liability — $0.2 million. These sources were partially offset by the following uses: net loss — $0.3 million; increase in inventory — $0.3 million; and an increase in accounts receivable — $0.1 million.

Cash used by investing activities consisted of capital expenditures of $0.5 million and a translation loss of $0.4 million.

Cash provided by financing activities consisted of increased short-term bank borrowings, $0.2 million, offset by payments on obligations under capital leases of $0.2 million.

Laserscope has in place an asset-based line of credit that provides up to $6.0 million and expires in September 2001. Credit is extended based on eligible accounts receivable and inventory. At June 30, 2001, we had approximately $3.0 million in borrowing base available against the $0.9 million outstanding and the $1.1 million in letter of credit reserve requirements. As of June 30, 2001 we complied with all covenants.

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

Insurance Reimbursement.

Demand for certain of our products depends on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’ and physicians’ decision to purchase our products, adversely affecting our future sales.

Dependence on Single-Source Suppliers and Certain Third Parties.

Certain of the components used in our laser products, including certain optical components, are purchased from single sources. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect our ability to manufacture lasers.

Competition.

We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly-specialized firms. We cannot assure that we can compete successfully against these organizations.

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

Product Liability Risk; Limited Insurance Coverage.

Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on Laserscope’s financial position or results of operations.

At present, we maintain product liability insurance on a “claims made” basis with coverage of $10.0 million in the aggregate with a deductible of $0.1 million per occurrence and an annual maximum aggregate deductible of $0.5 million. We cannot assure that such insurance coverage will be available to us in the future at a reasonable cost, if at all. Nor can we assure that other claims will not be brought against us in excess of our insurance coverage.

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

changes in analysts’ estimates of future results;

changes in investors’ perceptions of our products;

announcement of new or enhanced products by us or our competitors;

announcements relating to acquisitions and strategic transactions by us or our competitors;

general conditions in the medical equipment industry;

general conditions in the financial markets.

The stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to Laserscope’s performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of our common stock.

As of July 31, 2001, we had 16,008,560 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business.

We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally.

Legal Proceedings.

Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope’s financial position or results of operations.

Interest Rate Risk.

(See Item 7A. — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.)

Warranty Obligations.

We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a variety of service contract bases or on an individual call basis. We also have a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. Although most systems covered by this guarantee have achieved a 99.0% uptime rate to date, we cannot assure that we can maintain such uptime rates in the future.

No Dividends.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider relevant.

“Penny Stock” Rules.

Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System, which requires that a company have, among other things, a minimum bid price of $1.00 in order to qualify for continued listing. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of “penny stock” under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/dealer in the transaction and monthly account statements showing the market values of our securities held in the customers’ accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

Dilution.

Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options, warrants and outstanding convertible securities.

Other.

Other risks are detailed from time to time in our press releases and other public disclosure filings with the U.S. Securities and Exchange Commission (“SEC”), copies of which are available upon request from the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Laserscope is exposed to a variety of risks, including changes in interest rates affecting the return on its investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in interest rates and foreign currency values.

Interest Rate Risk

Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our investment and debt portfolios. We have not used derivative financial instruments in our investment or debt portfolios. We invest our excess cash in money market funds and commercial paper. Our debt financings consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, Laserscope’s future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk

International revenues were 29% and 34% of total revenues in the quarter and six months ended June 30, 2001, respectively compared to 28% and 34% during the comparable periods in 2000. International sales are made through international distributors and wholly- and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the three and six month periods ended June 30, 2001 and 2000 was not material, and we do not engage in hedging transactions for speculative or trading purposes.

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

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on June 22, 2001.

(b)	The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

				Present but
	For	Withheld	Abstained	Not Voting

James R. Baumgardt	13,675,038	253,700	0	0

Ruediger Naumann-Etienne, Ph.d	13,674,838	253,900	0	0

Rodney Perkins, M.D.	13,674,838	253,900	0	0

Robert J. Pressley, Ph.d	13,675,038	253,700	0	0

Eric M. Reuter	13,674,670	254,068	0	0

(c)	The second matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an	12,686,065	1,177,097	65,576	0

amendment to the Company’s 1994 Stock Option Plan to increase the number of shares for issuance thereunder by 200,000 shares to an aggregate of 3,250,000 shares

(d)	The third matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an	13,023,930	857,377	47,431	0

amendment to the Company’s 1999 Employee Stock Purchase Plan to increase the number of shares for issuance thereunder by 150,000 shares to an aggregate of 500,000

(e)	The fourth matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an	11,855,363	2,019,210	54,165	0

amendment to the Company’s 1999 Directors’ Stock Option Plan to increase the number of shares for issuance thereunder by 120,000 shares to an aggregate of 540,000

(f)	The fifth matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To ratify the appointment	13,598,165	217,071	113,502	0

of Ernst & Young LLP as the independent auditors for the Company for the fiscal year ending December 31, 2001

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

Date: August 14, 2001