Form 10-Q
period 2001-09-30
LASERSCOPE
filed 2001-11-13
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

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

Yes  [X]  No [   ]

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2001 was 16,014,877.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Laserscope

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2001	2000

	(Unaudited)
	(thousands)
Assets
Current assets:
Cash and cash equivalents	$3,147	$2,698
Accounts receivable, net	8,122	9,549
Inventories	9,415	8,279
Other current assets	1,237	963

Total current assets	21,921	21,489
Property and equipment, net	1,906	1,944
Other assets	1,107	654

Total assets	$24,934	$24,087

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank loans	$1,000	$702
Accounts payable	1,960	1,444
Accrued compensation	1,321	1,290
Deferred revenue	1,732	1,022
Other current liabilities	2,513	2,238

Total current liabilities	8,526	6,696

Convertible subordinated debentures	3,000	3,000
Obligations under capital leases	123	277

Total long-term liabilities	3,123	3,277

Shareholders’ equity:
Common stock	54,614	54,480
Accumulated deficit	(39,963)	(39,014)
Accumulated other comprehensive loss	(1,241)	(1,218)
Notes receivable from shareholders	(125)	(134)

Total shareholders’ equity	13,285	14,114

Total liabilities and shareholders’ equity	$24,934	$24,087

See Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

	(thousands, except per share amounts)
Net revenue	$7,953	$9,254	$25,483	$27,176
Cost of sales	4,154	4,614	12,954	14,275

Gross margin	3,799	4,640	12,529	12,901

Operating expenses:
Research and development	930	772	2,721	2,463
Selling, general and administrative	3,375	3,226	10,459	9,655

Total operating expenses	4,305	3,998	13,180	12,118

Operating income (loss)	(506)	642	(651)	783
Interest income (expense) and other, net	(135)	(137)	(266)	(327)

Income (loss) before income taxes	(641)	505	(917)	456
Provision for income taxes	—	—	32	—

Net income (loss)	$(641)	$505	$(949)	$456

Basic net income (loss) per share	$(0.04)	$0.03	$(0.06)	$0.03

Diluted net income (loss) per share	$(0.04)	$0.03	$(0.06)	$0.03

Shares used in basic per share calculations	16,003	15,610	15,929	15,474

Shares used in diluted per share calculations	16,003	19,277	15,929	19,049

See Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

	(thousands)
Cash flows from operating activities:
Net Income (loss)	$(949)	$456
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	859	1,338
Changes in assets and liabilities:
Accounts receivable, net	872	(2,541)
Inventories	(1,136)	(15)
Other current assets	(274)	266
Accounts payable	516	(735)
Accrued compensation	31	(294)
Deferred revenue	710	173
Other current liabilities	373	(51)

Cash provided by (used in) operating activities	1,002	(1,403)

Cash flows from investing activities:
Capital additions to property and equipment	(719)	(302)
Other	(23)	(441)

Cash used in investing activities	(742)	(743)

Cash flows from financing activities:
Payments on obligations under capital leases	(252)	(233)
Cash transferred to Wavelight in NWL sale	—	(296)
Proceeds from the NWL sale	—	3,429
Proceeds from the sale of common stock under stock plans	134	780
Proceeds from the sale of common stock in private placement	—	731
Proceeds from the issuance of convertible subordinated debentures	—	2,632
Proceeds from bank loans	9,550	16,534
Repayment of shareholder notes	9	14
Repayment of bank loans	(9,252)	(19,489)

Cash provided by financing activities	189	4,102

Increase in cash and cash equivalents	449	1,956
Cash and cash equivalents, beginning of period	2,698	1,449

Cash and cash equivalents, end of period	$3,147	$3,405

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$287	$444
Income taxes	$10	$15
Non-cash reduction is assets relating to NWL sale	$—	$8,949
Non-cash reduction in liabilities relating to NWL sale	$—	$5,415
Acquisition of minority interest in affiliate in exchange for accounts receivable	$555	$—

See Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Condensed Consolidated Financial Statements:

1.	Basis of presentation

The accompanying condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2000 included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full year.

2.	Inventories

Inventory was comprised of the following (in thousands):

	September 30,	December 31,
	2001	2000

Sub-assemblies and purchased parts	$7,049	$6,295
Finished goods	2,366	1,984

	$9,415	$8,279

3.	Net income (loss) per share

Basic net income (loss) per share is calculated using the weighted average number of common shares outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common shares outstanding plus dilutive common equivalent shares from stock options and warrants. Options to purchase approximately 3,149,000 and 2,937,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, and warrants to purchase approximately 459,000 shares of common stock and debentures convertible into 2,400,000 shares of common stock were outstanding at September 30, 2001. The stock options and warrants outstanding were not included in the computation of diluted earnings per share for the periods we reported net losses because the effect would be anti-dilutive.

4.	Comprehensive income (loss)

Total comprehensive income (loss) consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Net income (loss)	$(641)	$505	$(949)	$456
Translation adjustments	379	(193)	(23)	(441)

Comprehensive income (loss)	$(262)	$312	$(973)	$15

5.	Recent accounting pronouncements

In July 2001, the FASB issued SFAS No. 141 “Business Combinations” (“SFAS No. 141”) which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt SFAS No. 141 during the first quarter of fiscal 2002, and the adoption of SFAS No. 141 is expected to have no material impact on financial reporting and related disclosures of the Company.

In July 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2002, and the adoption of SFAS No. 142 is expected to have no material impact on financial reporting and related disclosures of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company’s financial position and results of operations.

6.	Sale of NWL Laser-Technologie

On February 18, 2000, we signed an agreement with Wavelight Laser Technologie AG (“Wavelight”) to sell our interest in NWL Laser Technologie GmbH (“NWL”). The sale then had an effective date of January 1, 2000.

During April 2001, Laserscope and Wavelight reached an agreement whereby Laserscope waived its rights to $400,000 held by Wavelight in escrow and Wavelight waived the right to make any future claims against Laserscope with respect to its purchase of NWL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K/A for the year ended December 31, 2000 under the heading “Risk Factors” in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

Results of Operations:

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2000 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and nine months ended September 30, 2001 (in thousands, except percentages):

	Three months ended					Nine months ended

	Sept. 30, 2001		Sept. 30, 2000			Sept. 30, 2001		Sept. 30, 2000

	Amount	%(a)	Amount	%(a)	% Change	Amount	%(a)	Amount	%(a)	% Change

Revenues from sales of:
Lasers	$3,489	44%	$4,900	53%	(29)%	$11,735	46%	$14,328	53%	(18)%
Instruments & supplies	3,129	39%	2,751	30%	14%	9,494	37%	8,435	31%	13%
Service	1,335	17%	1,603	17%	(17)%	4,254	17%	4,413	16%	(4)%

Total net revenues	$7,953	100%	$9,254	100%	(14)%	$25,483	100%	$27,176	100%	(6)%
Gross margin	$3,799	48%	$4,640	50%	(18)%	$12,529	49%	$12,901	47%	(3)%
Research & development	$930	12%	$772	8%	20%	$2,721	11%	$2,463	9%	10%
Selling, general & administrative	$3,375	42%	$3,226	35%	5%	$10,459	41%	$9,655	36%	8%

(a)	expressed as a percentage of total net revenues.

Net revenues decreased $1.3 million for the three months ended September 30, 2001 relative to the corresponding period of 2000, and revenues declined $1.7 million for the nine months ended September 30, 2001 relative to the corresponding period of 2000.

Revenues from the sales of laser systems decreased during the three and nine month periods ended September 30, 2001 relative to the same periods in 2000. While unit sales actually increased 2% for both the three and nine month periods ended September 30, 2001 relative to the same periods in 2000, average selling prices decreased. This decrease in dollar terms is due to a change in the mix of laser types sold. In 2001, we sold more lower-priced aesthetic lasers than in 2000. This is partly due to our distribution arrangement with McKesson/HBOC which we implemented during the first quarter of 2001. In addition, we sold fewer higher-priced surgical lasers in 2001 than in 2000. The Company expects that its revenue mix trend in all geographic markets will continue to shift toward lower-priced office-based aesthetic lasers through at least the end of 2001.

Revenues from the sales of instrumentation and disposable supplies increased during the three and nine months ended September 30, 2001 compared to the corresponding periods in 2000. The increases during the quarter and year-to-date are due to increased shipments of scanning devices sold as accessories to Laserscope’s office laser systems, partially offset by lower shipments of disposable supplies. During the last two years, our laser equipment sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers to be used in the hospital for non-aesthetic procedures. This trend has resulted in lower sales of disposable supplies. Office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation such as scanning devices, generally do not create a stream of sales of disposable supplies. The Company expects revenues from the sales of instrumentation and disposable supplies to depend on the Laserscope’s ability to develop and promote surgical procedures that use these products and to increase its installed base of systems.

Laserscope’s service revenues decreased during the three and nine months ended September 30, 2001 compared to the same periods in 2000 as a result of a decrease in direct-billing service. Decreased service revenues experienced in the United States were partly offset by increased service revenues in Europe. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues decreased during the quarter and increased during the nine month period ended September 30, 2001 relative to the corresponding periods of 2000. The decrease in gross margin percentage for the quarter is due primarily to lower service margins. The increase in gross margin percentage for the nine month period is due primarily to a shift towards Laserscope’s higher margin Lyra product as well a shift towards the United States and away from lower margin international distributors. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2001 may vary as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope’s existing products. These expenses increased during the three and nine months ended September 30, 2001 compared to the same periods in 2000. The increase was driven by product development activity in the United States on a new laser for treatment of benign prostatic hyperplasia. Since development of this laser is nearly complete, the Company expects that amounts spent in research and development will decline in the remainder of the year relative to the prior quarter’s level.

Selling, general and administrative expenses increased during the quarter and nine months ended September 30, 2001 compared to the corresponding periods in 2000. In the third quarter of 2001, this was due to an increase in sales commissions as well as sales department travel expenses. In the second quarter of 2001 this was driven by start-up expenses such as workshops and marketing material to support the McKesson distribution agreement. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2001 as variable selling and marketing expenses increase.

Liquidity and Capital Resources:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at September 30, 2001 and for the nine months then ended (in thousands):

	September 30,	December 31,
	2001	2000

Cash and cash equivalents	$3,147	$2,698
Total assets	$24,934	$24,087
Total liabilities	$11,649	$9,973
Net working capital	$13,395	$14,793

The increase in cash and cash equivalents was due principally to cash generated by operating and financing activities, partially offset by cash used in investing activities.

Cash provided by operating activities totaled $1.0 million. This was the combined result of the following sources: decrease in accounts receivable - $0.9 million; depreciation and amortization — $0.9 million; increase in deferred service contract revenue — $0.7 million; increase in accounts payable and accrued compensation — $0.5 million; and an increase in warranty liability and royalties payable — $0.4 million. These sources were partially offset by the following uses: increase in inventory — $1.1 million; net loss — $0.9 million; and an increase in prepaid expenses and deposits — $0.3 million.

Cash used by investing activities consisted of capital expenditures of $0.7 million.

Cash provided by financing activities consisted of increased short-term bank borrowings — $0.3 million; sale of common stock under stock plans — $0.1 million; and was offset by payments on obligations under capital leases of $0.3 million.

Laserscope has in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2002. Credit is extended based on eligible accounts receivable and inventory. At September 30, 2001, we had approximately $2.5 million in borrowing base available against borrowings of $1.0 million outstanding and $1.1 million in letter of credit reserve requirements. As of September 30, 2001 we were in compliance with all covenants.

We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

our ability to effectively manage inventory and accounts receivable;

our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

our level of profitability;

our determination to acquire or invest in products and businesses complementary to ours; and

the market price for our common stock as it affects the exercise of stock options.

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

Factors Affecting Financial Results and Stock Price.

A number of factors affect our financial results and stock price including, but not limited to:

product mix;

competitive pricing pressures;

material costs;

revenue and expenses related to new products and enhancements to existing products; and

delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors.

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

general conditions in the medical equipment industry; and

general conditions in the financial markets.

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

As of October 31, 2001, we had 16,014,877 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business.

We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally.

Legal Proceedings.

Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not have a material adverse effect on Laserscope’s financial position or results of operations.

Interest Rate Risk.

(See Item 3.-Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.)

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

Other.

Other risks are detailed from time to time in our press releases and other public disclosure filings with the United States Securities and Exchange Commission (“SEC”), copies of which are available upon request from the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk:

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

Foreign Currency Risk

International revenues were 27% and 32% of total revenues in the quarter and nine months ended September 30, 2001, respectively, compared to 41% and 37% during the comparable periods in 2000. International sales are made through international distributors and wholly and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. The effect of foreign exchange rate fluctuations on the Company in the three and nine months ended September 30, 2001 and 2000 was not material, and we do not engage in hedging transactions for speculative or trading purposes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, we believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position or results of operations.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Items

On September 26, 2001 we renewed our line of credit with Silicon Valley Bank. The renewed line of credit will expire in September 2002. Exhibit 10.11I filed herewith shows the document in which the renewal was consummated.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith or incorporated herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001

(b)	Reports on Form 8-K: Report on Form 8-K (the “Form 8-K”) dated September 4, 2001 and filed on September 6, 2001. The Form 8-K announced Laserscope’s change in accounting firms from Ernst & Young LLP to PricewaterhouseCoopers LLP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant /s/ Dennis LaLumandiere Dennis LaLumandiere Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 13, 2001

EXHIBIT INDEX

Exhibit
Number

10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001