Form 10-K
period 2001-12-31
LASERSCOPE
filed 2002-03-19
CIK 851737

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to                 .

Commission file number: 0-18053

LASERSCOPE

(Exact name of Registrant as Specified in its Charter)

California	77-0049527
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3070 Orchard Drive San Jose, California 95134-2011

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (408) 943-0636

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Common Share Purchase Rights

(Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒     NO  ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

          The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $49,727,199 as of March 8, 2002, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          There were 16,214,813 shares of Registrant’s Common Stock issued and outstanding as of March 8, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 21, 2002.

INTRODUCTORY STATEMENT, RISK FACTORS AND REFERENCES

      Some of the statements in this Annual Report on Form 10-K (“Form 10-K”), including but not limited to the “Risk Factors,” “Management’s discussion and analysis of financial condition and results of operations,” “Business” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

RISK FACTORS

      Our business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

Limited Working Capital; Potential Need to Raise Additional Capital.

      As of December 31, 2001, our total assets were $25.5 million and our total liabilities were $12.1 million. As of the same date, our working capital was $13.3 million and our cash and cash equivalents totaled $3.4 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

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

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. In the event that we are unable to satisfy any of these covenants, then we would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2001 our interest coverage was 1.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2001 we were in compliance with the provisions of the covenants.

      In 2001, except for shares issued through the Company’s Employee Stock Purchase Plan and the Incentive Stock Option Plans, no additional capital was raised through issuance of either equity or debt instruments.

      We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

Our ability to manage effectively non-cash assets such as inventory and accounts receivable;

Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

Our level of profitability; and

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

History of Losses; Uncertainty of Future Profitability.

      At December 31, 2001, we had an accumulated deficit of $39.8 million. We reported a net loss of $0.8 million for the year ended December 31, 2001, net income of $0.2 million for the year ended December 31, 2000, and a net loss of $7.6 million for the year ended December 31, 1999. There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

Government Regulation; Uncertainty of Obtaining Regulatory Approval.

      Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products.

      Laserscope and its products are regulated in the United States by the FDA under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) (“510(k)”) procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is “substantially equivalent” to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption (“IDE”) granted by the FDA allowing human clinical studies.

      There can be no assurance that the FDA will grant marketing clearance for our future products on a timely basis, or at all.

      If the product does not qualify for the 510(k) procedure, the manufacturer must file a pre-market approval application (“PMA”) based on testing intended to demonstrate that the product is both safe and effective. The PMA requires more extensive clinical testing than the 510(k) procedure and generally involves a significantly longer FDA review process. Approval of a PMA allowing commercial sale of a product requires pre-clinical laboratory and animal tests and human clinical studies conducted under an IDE establishing safety and effectiveness. Generally, because of the amount of information required, the 510(k) procedure takes less time than the PMA procedure.

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

      We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (CDHS), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA’s current “Good Manufacturing Practice” regulations. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.

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

      Our expenditures for research and development were approximately $3.8 million, $3.3 million and $4.5 million in 2001, 2000 and 1999, respectively. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.

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

Competition.

      We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly-specialized firms. Our ability to compete effectively depends on such factors as:

•	market acceptance of our products;

•	product performance;

•	price;

•	customer support;

•	the success and timing of new product development; and

•	continued development of successful distribution channels.

      Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. In 2001, two of our largest competitors, ESC Medical Systems (“ESC”) and Coherent Medical, completed a business combination. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.

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

Failure to Attract or Retain Key Personnel Can Adversely Affect Results.

      We depend upon the efforts and abilities of a number of current key personnel. If we are unable to attract and retain key employees it would have a material adverse effect on our business, financial condition, results of operations, and future cash flows.

Reliance on Key Customers

      In December 2000, Laserscope and McKesson Corporation (“McKesson”) entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. During 2001, aesthetic product sales in the United States accounted for approximately 34% of our total revenues and at December 31, 2001, accounts receivable from McKesson accounted for approximately 16% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

Fluctuations in Quarterly Operating Results.

      A number of factors affect our quarterly financial results including the timing of shipments and orders. Our laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on our results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause our quarterly results to fall short of anticipated levels. Furthermore, to the extent we receive orders near the end of a quarter, we may not be able to fulfill the order during the balance of that same quarter. Moreover, we typically receive a disproportionate percentage of orders toward the end of each quarter. From time to time, we may also request that our distributors purchase additional product near the end of a quarter. To the extent that we do not receive anticipated orders or orders are delayed beyond the end of the applicable quarter, our results may be adversely affected and may be unpredictable from quarter to quarter. In addition, because a significant portion of our revenues in each quarter result from orders received in that quarter, we base our production, inventory and operating expenditure levels on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected. We cannot assure that Laserscope will accomplish revenue growth or profitability on a quarterly or annual basis. Nor can we assure that revenue growth or profitability will not fluctuate significantly from quarter to quarter.

Product Liability Risk; Limited Insurance Coverage.

      Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on Laserscope’s financial position, results of operations, and future cash flows.

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

Factors Affecting Financial Results and Stock Price.

      A number of factors affect our financial results and stock price including, but not limited to:

•	product mix;

•	competitive pricing pressures;

•	material costs;

•	revenue and expenses related to new products and enhancements to existing products;

•	delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors; and

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control.

      The market price of our common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:

•	quarterly fluctuations in our financial results;

•	changes in analysts’ estimates of future results;

•	changes in investors’ perceptions of our products;

•	announcement of new or enhanced products by us or our competitors;

•	announcements relating to acquisitions and strategic transactions by us or our competitors;

•	general conditions in the medical equipment industry; and

•	general conditions in the financial markets.

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

      As of March 8, 2002, we had 16,214,813 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business.

      Our international revenues were 35% of total revenues in the year ended December 31, 2001, compared to 38% of total revenues during the comparable period in 2000. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

•	changes in regulatory requirements;

•	delays resulting from difficulty in obtaining export licenses for certain technology;

•	customs, tariffs and other barriers and restrictions; and

•	the burdens of complying with a variety of foreign laws.

      We are also subject to general geopolitical risks in connection with our international operations, such as:

•	differing economic conditions;

•	changes in political climate;

•	differing tax structures; and

•	changes in diplomatic and trade relationships.

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

Interest Rate Risk.

      Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2001, 2000, and 1999 we did not use derivative financial instruments. We invest excess cash in money market funds. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

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

“Penny Stock” Rules.

      Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System, which requires that a company have a minimum bid price of $1.00 in order to qualify for continued listing. Our low bid price in 2001 for each of the quarters March 31, June 30, September 30 and December 31 was $0.94, $0.90, $1.35 and $ 1.38, respectively, and our last traded price on March 8, 2002 was $3.63. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of “penny stock” under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/dealer in the transaction and monthly account statements showing the market values of our securities held in the customers’ accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

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

REFERENCES

      References made in this Report to “Laserscope,” the “Company,” the “Registrant,” “We,” “Us,” or “Our” refer to Laserscope and its subsidiaries. References made in the Report to “NWL” refer to NWL Laser-Technologie GmbH.

      The following are registered trademarks of Laserscope which may be mentioned in this report:

•	Laserscope;

•	Dermastat;

•	KTP/532;

•	KTP/ YAG;

•	MicroBeam.

      The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

• AccuStat;	• Lyra XP;
• ADD;	• MicronSpot;
• ADDStat,	• Microstat;
• Aura;	• Niagara;
• Aura SL;	• Niagara PV;
• Aura XP;	• PVP;
• Coolspot;	• SmartConnector;
• Dermastat;	• StarPulse;
• Endostat;	• Venus;
• Lyra.

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

      Our primary medical markets include dermatology, aesthetic surgery and urology. Our secondary markets include ear, nose and throat surgery, general surgery, gynecology, photo-dynamic therapy and other surgical specialties.

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

Market Focus

      We entered the dermatology/aesthetic surgery market in the mid 1990’s with several, highly-versatile laser systems. Our desktop-sized Aura Laser System is among the industry’s leading systems for the treatment of red leg and facial veins. Our Aura SL is specifically designed for the treatment of facial veins. Our Lyra and Lyra XP are designed specifically for hair removal and for the treatment of leg veins. Our Venus is engineered for skin resurfacing (wrinkle removal) applications. As a percentage of total revenues in 2001, the dermatology/aesthetic surgery market accounted for approximately 68% of revenues.

      Our products are also used in several other applications. Since the early 1990’s, the ear, nose and throat (ENT), gynecology (OB/GYN), general surgery and urology specialties have continued to represent markets into which we sell our broad range of laser systems and the majority of our energy delivery devices and surgical instruments. As a percentage of total revenues in 2001 these markets accounted for approximately 32% of our total revenues.

Products

     Laser Platforms:

      Our Niagara laser system is a KTP single wavelength laser used for Photo Vaporization of the Prostate (“PVP”), a procedure to treat benign prostatic hyperplasia (“BPH”). BPH is a non-cancerous enlargement of the prostate, the male’s walnut-size gland located just below the bladder, which squeezes the urethra as it grows and restricts the flow of urine. BPH is a condition which increases in incidence as the male population ages, and it is estimated that 30 million men worldwide have this condition.

      Our Lyra and Lyra XP laser systems are compact Nd:YAG, single wavelength lasers used primarily for hair removal and leg vein treatments in doctors’ offices. These lasers are approved by the FDA for hair removal on all skin color types and were the first lasers approved by the FDA for treatment of pseudo folliculitis barbae (“PFB”), commonly referred to as “shaving bumps,” “razor bumps” or “ingrown hairs.”

PFB is a condition that has an incidence estimated from 20-60 percent in African American men and is of particular concern in the military services.

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

      Our 800 Series KTP/ YAG Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, general surgery, and other surgical specialties. The KTP/532 beam surgically cuts, vaporizes and coagulates tissue with minimal disruption to adjacent areas. Cutting and vaporization are achieved hemostatically, making the system effective for endoscopic as well as open surgical procedures. Complementing the KTP/532 beam is the Nd:YAG infrared beam which provides deep coagulation and powerful ablative capabilities. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope’s PDT laser dye module, enabling photo-dynamic therapy applications.

      Laserscope’s PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, a photo dynamic therapy drug, and are portable and may be tunable to other wavelengths.

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

Sales and Marketing

      We concentrate much of our marketing efforts for our laser products on high volume surgical procedures such as the treatment of BPH, facial vascular lesions, the treatment of leg veins and hair removal. We believe that increased market awareness of both the benefits of laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for our laser and laser-based products. As a result, we have designed our marketing and sales strategy around a strong educational effort to promote awareness of the versatility, safety, and cost-effectiveness of our surgical laser systems.

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

Distribution

      In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force and through the McKesson Corporation Medical Group, (“McKesson”). In December 2000, we signed a distribution agreement that grants to McKesson the exclusive distribution rights for our core aesthetic laser products in the United States. McKesson Medical Group’s Primary Care Division has a sales force of more than 500 representatives throughout the United States who are supported by our own direct sales force.

      In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business

      Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total sales. Approximately 35% of Laserscope’s 2001 revenues were derived from its international operations including export sales, compared to 38% in 2000 and 45% in 1999. We expect that international sales will continue to represent a significant percentage of net revenue in 2002.

      On February 18, 2000, Laserscope signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale had an effective date of January 1, 2000. NWL continued to distribute our products in Germany until January 2002 when their distribution agreement was terminated.

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

Research and Development

      We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. Therefore, we intend to continue to invest significant amounts in research and development. We spent $3.8 million, $3.3 million, and $4.5 million on company-sponsored research and development in 2001, 2000, and 1999 respectively.

      Our current research and development programs are directed toward the development of new laser systems and delivery devices. For example, we are currently developing new laser systems for the emerging aesthetic market and the urology market.

Manufacturing

      We manufacture the laser resonators, system chassis and certain accessories used in our laser systems in the United States. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2002.

      In addition to our laser manufacturing capability, we have a production facility in the United States for certain of our disposable products and re-usable hand pieces.

Employees

      At December 31, 2001, Laserscope had 167 employees. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand.

Competition

      We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly-specialized firms. Our ability to compete effectively depends on such factors as:

•	market acceptance of our products;

•	product performance;

•	price;

•	customer support;

•	the success and timing of new product development; and

•	continued development of successful distribution channels.

      Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. In early 2001, two of our largest competitors, ESC Medical Systems (“ESC”) and Coherent Medical, completed a business combination. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.

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

Dispositions

      On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale had an effective date of January 1, 2000. NWL continued to distribute Laserscope’s products until January of 2002 when their distribution agreement was terminated.

Executive Officers of the Company

      The following sets forth certain information with respect to the executive officers of the Company, and their ages as of December 31, 2001:

Name	Age	Position

Robert J. Pressley, Ph.D.	69	Chairman of the Board of Directors
Eric M. Reuter	40	President, Chief Executive Officer and Director
Robert L. Mathews	56	Executive Vice President
Ken Arnold	32	Vice President, Research and Development
Van Frazier	49	Vice President, Quality and Regulatory Affairs
Dennis LaLumandiere	48	Vice President, Finance, Chief Financial Officer and Secretary
Kerrick Securda	62	Vice President, Marketing and Business Development

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

      Eric M. Reuter joined Laserscope as Vice President, Research and Development in September 1996 and was appointed President and Chief Executive Officer of the Company in June 1999. Prior to joining Laserscope, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University (SLAC) as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring used for high energy physics research. From February 1991 to January 1994, he served as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems — Oncology Care Systems, a medical device company.

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

      Ken Arnold joined Laserscope as a Manufacturing Engineer in March 1996. Mr. Arnold then served as a Design Engineer from April 1997 to July 1999, Director of Engineering and Technology from July 1999 to October 2001 and as Vice President of Research and Development since October 2001. Prior to joining Laserscope, from 1993 to 1996, he was a Program Manager and Design Engineer at United Defense LP, a major defense contractor.

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

      Dennis LaLumandiere joined Laserscope in September 1989 as Corporate Controller. Mr. LaLumandiere has served as Vice President, Finance since February 1995, Chief Financial Officer since February 1996, Assistant Secretary from November 1996 to October 2001 and Secretary since October 2001. Prior to joining

Laserscope, from 1983 to 1989, Mr. LaLumandiere held various financial and operations management positions at Raychem Corporation, a multinational materials science company.

      Kerrick Securda joined Laserscope in August 2001. Before joining Laserscope, from February 1999 to August 2001, Mr. Securda was Executive Director, Worldwide Marketing and Knowledge Management of Sunrise Technologies International, Inc., a medical device manufacturer. From October 1991 to February 1999, Mr. Securda was President of KCS Enterprises, a consulting company specializing in the medical device industry.

Item 2. Properties

      Laserscope leases two buildings aggregating approximately 35,000 square feet in San Jose, California under leases expiring in September 2005. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We believe that these facilities are suitable for our current operations and are adequate to support those operations through at least the end of 2002. We also lease offices in the United Kingdom and France where our local sales and marketing staffs are based.

Item 3. Legal Proceedings

      Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 8, 2002, Laserscope had approximately 700 shareholders of record.

      The following table shows Laserscope’s high and low selling prices for the years ended December 31, 2001 and December 31, 2000 as reported by the Nasdaq National Market System:

	2001

	High Bid	Low Bid

First Quarter	$1.81	$0.94
Second Quarter	$2.50	$0.90
Third Quarter	$2.18	$1.35
Fourth Quarter	$2.85	$1.38

	2000

	High Bid	Low Bid

First Quarter	$4.00	$0.81
Second Quarter	$2.25	$1.03
Third Quarter	$2.75	$1.50
Fourth Quarter	$2.09	$1.06

      We have not paid dividends on our common stock and have no present plans to do so. Provisions of our bank line of credit prohibit the payment of dividends without the bank’s consent.

      To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933 to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of Laserscope common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of Laserscope common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing. The warrants are convertible into shares of Laserscope’s common stock at $1.25 per share and expire in 2005.

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

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. In the event that we are unable to satisfy any of these covenants, then we would be in default, and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2001 our interest coverage was 1.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2001 we were in compliance with the provisions of the covenants.

      The proceeds from both of these financings were used for general corporate working capital.

Item 6. Selected Financial Data

(thousands, except per share amounts)

Consolidated Statement of Operations Data:

	2001	2000(1)	1999(2)	1998(3)(4)	1997(5)(6)

Net revenues	$35,087	$35,399	$40,990	$52,728	$61,349
Net income (loss)	(829)	186	(7,573)	(9,796)	(843)
Basic and diluted net income (loss) per share	(0.05)	0.01	(0.60)	(0.79)	(0.07)

Consolidated Balance Sheet Data (at end of period):

	2001	2000(1)	1999(2)	1998(3)(4)	1997(5)(6)

Cash, cash equivalents & short-term investments	$3,408	$2,698	$1,449	$1,456	$2,465
Working capital	13,336	14,793	6,806	13,722	20,313
Total assets	25,482	24,087	28,956	36,593	47,306
Capital leases (excluding current portion)	60	277	534	1,012	274
Other long term debt	3,000	3,000	862	1,693	2,970
Shareholders’ equity	13,412	14,114	12,047	18,671	28,117

Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2001
Net revenues	$8,228	$9,302	$7,953	$9,604
Gross margin	3,709	5,021	3,799	4,823
Net income (loss)	(490)	182	(641)	120
Basic & diluted net income (loss) per share	(0.03)	0.01	(0.04)	0.01
2000
Net revenues	$8,628	$9,294	$9,254	$8,223
Gross margin	3,869	4,392	4,640	3,924
Net income ( loss)	(352)	303	505	(270)
Basic and diluted net income (loss) per share	(0.02)	0.02	0.03	(0.02)

(1)	The Company sold its ownership interest in NWL Laser-Technologie GmbH effective January 1, 2000.

(2)	The Company recorded a $750,000 obsolete inventory provision in the quarter ended June 30, 1999.

(3)	The Company sold assets & liabilities related to its AMS product line on November 9, 1998 at a loss of $1.1 million.

(4)	The Company recorded a $2.1 million obsolete inventory provision in the quarter ended December 31, 1998.

(5)	The Company closed the acquisition of a 52% equity ownership of NWL Laser-Technologie GmbH on June 13, 1997.

(6)	The Company recorded a $3.0 million obsolete inventory provision in the quarter ended December 31, 1997.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Our discussion and analysis of Laserscope’s financial condition, results of operations, and cash flows are based upon Laserscope’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	warranty obligation;

•	excess and obsolete inventory;

•	valuation of long-lived and intangible assets and goodwill;

•	functional currency; and

•	income tax

      Revenue Recognition. We derive our revenue from primarily two sources (i) product revenue which includes lasers, instrumentation, and disposables, and (ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a pro rata basis over the period of the applicable service contract.

      Allowance for Doubtful Accounts. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the inevitability that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of Laserscope’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Warranty Obligation. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our warranty obligation based on product failure rates over the last twelve months and the actual material usage and service delivery costs experienced in correcting those failures. However, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

      Excess and Obsolete Inventory. We maintain reserves for our estimated obsolete or unmarketable inventory. The reserves are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

      Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. If cash generated in the future by the acquired asset is different from current estimates, or if the appropriate discount rate were to change, then the net present value of the asset would be impacted, and this could result in a charge to earnings.

      Functional Currency. We have a foreign subsidiary in France which sells to customers in France, and we also have a subsidiary in the UK which sells to customers in all of Europe, except France, as well as customers in Pacific Rim countries. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into United States Dollars. Our two subsidiaries maintain their accounting records in their functional currencies which are also their respective local currencies, the Euro and the British Pound Sterling. The functional currency is determined based on management judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of it transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since our two subsidiaries’ functional currencies are deemed to be the local currencies, then any gain or loss associated with the translation of those subsidiaries’ financial statements is included in cumulative translation adjustments. If in the future we determine that there has been a change in the functional currency of a subsidiary from its local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

      Income Tax. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate.

Financial Review — Results of Operations

      The following table sets forth certain data from Laserscope’s consolidated statements of operations, expressed as a percentage of net revenues:

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of products and services	50.5	52.5	57.7

Gross margin	49.5	47.5	42.3
Operating expenses:
Research and development	10.7	9.3	11.0
Selling, general and administrative	40.0	36.7	47.8

	50.7	46.0	58.8
Operating income (loss)	(1.3)	1.5	(16.5)
Interest income (expense) and other, net	(1.0)	(1.0)	(2.2)

Income (loss) before income taxes and minority interest	(2.3)	0.5	(18.7)
Provision for income taxes	0.1	—	—

Income (loss) before minority interest	(2.4)	0.5	(18.7)
Minority interest	—	—	(0.2)

Net income (loss)	(2.4)%	0.5%	(18.5)%

      We sell our products to hospitals, outpatient surgery centers, pay-per-use providers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. In the United States we sell through our direct sales force as well as through a distributor, McKesson Corporation Medical Group. We also generate export sales through our wholly and majority owned subsidiaries in the United Kingdom and France and by independent distributors in the rest of the world.

      We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, these conditions represent significant risks to our performance.

      International sales accounted for 35%, 38% and 45% of our net revenues for 2001, 2000 and 1999, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A large portion of our international sales occur through our foreign subsidiaries and the remainder result from exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally. These risks could harm our financial condition, results of operations and future cash flows.

      Through December 31, 2001, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in U.S. Dollars for the rest of the world. Prior to 2000, sales in Germany were denominated in German Marks. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in U.S. Dollars represented over 86% of total revenues in 2001, 85% in 2000 and 69% in 1999, market risk exists in foreign countries where we sell in U.S. Dollars, and where a major strengthening of the U.S. Dollar could have a material negative impact on our business. In addition, the introduction of the Euro as a currency in several European countries may negatively affect our ability to sell our products in exchange for U.S. Dollars in those countries. In January 1999, our subsidiary in France began to denominate its sales and report its financial statements in the Euro. Through 2001, we had not sustained any material adverse impact from the introduction of the Euro. However, any major strengthening of the U.S. Dollar against the Euro or the British Pound Sterling could have a material adverse impact on our business.

      Please refer to the “Risk Factors” section of this Annual Report for further discussion on these and other risks associated with our business.

      The following table contains selected income statement information for Laserscope for the years ended December 31 2001, 2000 and 1999:

	Twelve Months Ended

			(b)

	Dec. 31, 2001		Dec. 31, 2000		Dec. 31, 1999		% Change

	Amount	%(a)	Amount	%(a)	Amount	%(a)	2001 – 2000	2000 – 1999

Revenues from sales of:
Lasers	$15,328	44%	$18,472	52%	$19,724	48%	(17)%	(6)%
Disposable supplies & instrumentation	13,936	40%	11,222	32%	11,020	27%	24%	2%
Service	5,823	16%	5,705	16%	5,244	13%	2%	9%
NWL lasers	—	—%	—	—%	3,539	9%	—%	(100)%
NWL instruments	—	—%	—	—%	563	1%	—%	(100)%
NWL service	—	—%	—	—%	900	2%	—%	(100)%

Total net revenues	$35,087	100%	$35,399	100%	$40,990	100%	(1)%	(14)%
Gross margin:
Product	$15,603	53%	$14,780	50%	$15,758	45%	6%	(6)%
Service	1,749	30%	2,045	36%	1,586	26%	(14)%	29%
Total gross margin	$17,352	49%	$16,825	48%	$17,344	42%	3%	(3)%
Research & development	$3,756	11%	$3,284	9%	$4,504	11%	14%	(27)%
Selling, general & admin.	$14,043	40%	$13,005	37%	$19,595	47%	8%	(34)%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

(b)	we sold our NWL subsidiary effective January 1, 2000

2001 results compared to 2000

      During 2001, total revenues decreased approximately $0.3 million, or 1%, from 2000.

      During 2001, revenues from the sales of laser equipment decreased 17% to $15.3 million, or 44% of total net revenues, compared to $18.5 million, or 52%, of total net revenues in 2000. Decreases in revenues from sales of laser equipment resulted from higher unit shipments at lower average selling prices due to higher aesthetic laser shipments and lower non-aesthetic laser shipments in 2001 than in 2000. The U.S. distributor relationship which we formed with McKesson Corporation effective December 2000 contributed to the higher aesthetic laser sales. We believe that we will continue to see moderate increases in our sales of lower-priced office-based aesthetic lasers in all geographic markets. In 2002, we believe that overall laser sales will increase due to sales of our new laser for treatment of benign prostatic hyperplasia, which we began to ship for revenue in January 2002.

      Net revenues from shipments of disposable supplies and instrumentation were 24% higher in 2001 than 2000, and were approximately $13.9 million, or 40%, of total revenues in 2001, compared to approximately $11.2 million, or 32% of total revenues in 2000. The increase is principally due to higher sales of scanning equipment and hand pieces for use with our aesthetic lasers due to a higher volume of aesthetic lasers sold. This increase was offset partially by reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim.

      During the past several years, our sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers used in hospitals for non-aesthetic procedures. This has resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. We believe that our future sales of instrumentation and disposable supplies depend on our ability to increase our installed base of systems and also to develop and promote surgical procedures that use these products.

      Service revenues during 2001 were 2% higher than 2000. These revenues were $5.8 million, or 16%, of total net revenues in 2001, compared to $5.7 million, or 16%, of total net revenues in 2000. The increase is primarily due to higher service revenues at our foreign subsidiaries partly offset by marginally lower service revenues in the U.S. We believe that future revenues will depend on increases to the installed base of lasers as well as the acceptance of service contracts by our customers.

      Product gross margin as a percentage of net product revenues was 53% in 2001 compared to 50% in 2000. The increase reflects a continued shift in sales mix toward higher margin aesthetic laser product sales versus lower margin surgical product sales. We expect that product gross margin, as a percentage of net revenues in 2002, will be at levels similar to 2001. However, we expect that these amounts may vary from quarter to quarter during 2002 and will depend on product demand and distribution mix.

      Gross margin from service activities as a percentage of net service revenues was 30% in 2001 compared to 36% in 2000. The decrease reflects an increase in overhead costs for material and labor relative to revenue. We expect that gross margin, as a percentage of net revenues from service activities in 2002, will be similar to 2001 levels.

      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. In 2001, amounts spent on research and development increased 14% from amounts spent in 2000. The increase was due to final efforts necessary to bring the Niagara laser to market. We expect that amounts spent in research and development during 2002 will, as a percentage of net revenues, be marginally lower than that which was spent in 2001.

      Selling, general and administrative expenses increased 8% in 2001 compared to 2000. The increase in spending primarily results from increased sales expenses as we increased our selling efforts. We expect a similar increase in selling, general and administrative expenses during 2002 as we continue to invest in educational support as well as marketing programs for the Niagara and other lasers.

      In 2001 we recorded an income tax provision of $45,000 because of the profitability of our UK subsidiary. The U.S. and French entities reported net losses in 2001 and both have significant net operating loss carry forwards. Consequently, no income tax provision was recorded for these entities in 2001. In 2000 we recorded no income tax provision due to the availability of net operating loss carry forwards. Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate in 2001 and 2000 for our entities that had net operating losses.

2000 results compared to 1999

      During 2000, total revenues decreased approximately $5.6 million, or 14%, from 1999. The majority of the decrease resulted from the sale of our NWL subsidiary effective January 1, 2000. In 1999, sales of NWL products and services contributed $5.0 million in revenue while we had no sales of NWL products and services in 2000.

      During 2000, revenues from the sales of non-NWL laser equipment decreased 6% to $18.5 million, or 52% of total net revenues, compared to $19.7 million, or 48%, of total net revenues in 1999. Decreases in revenues from sales of laser equipment resulted from higher unit shipments at lower average selling prices due to an increased number of aesthetic lasers sold.

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

      In 2000, amounts spent on research and development (excluding NWL’s research and development) decreased 20% from amounts spent in 1999. The decline was due to our continued narrowing of focus in product development activity with fewer products in development.

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

      Minority interest in 1999 resulted from the minority ownership participation in NWL’s net results.

Financial Review — Liquidity and Capital Resources

      The following table contains selected balance sheet information at December 31, 2001 and 2000 (in thousands):

	December 31,	December 31,
	2001	2000

Cash and cash equivalents	$3,408	$2,698
Total assets	$25,482	$24,087
Working capital	$13,336	$14,793

      The net increase in cash and cash equivalents in 2001 compared to 2000 was due primarily to operating activities.

      Cash provided by operating activities in 2001 totaled $1.4 million. This was the combined result of the following sources: Increases in accounts payable — $1.4 million; accrued compensation — $0.3 million; and warranty — $0.3 million; as well as depreciation — $0.9 million; amortization of debt issuance costs — $0.1 million; and a decrease in accounts receivable — $0.5 million. These sources were partly offset by the following uses: net loss of $0.8 million; as well as increases in inventories — $1.0 million; and prepayments and other current assets — $0.3 million.

      Cash used in investing activities totaled $1.1 million and consisted of capital expenditures — $1.1 million.

      Cash provided by financing activities totaled $0.4 million and consisted of a net increase in line of credit borrowings — $0.4 million; and proceeds from the sale of common stock under stock plans — $0.2 million. These sources were offset by payments on obligations under capital leases — $0.3 million.

      Laserscope has in place an asset based line of credit which provides up to $5.0 million in borrowings and expires in September 2002. Credit is extended based on eligible accounts receivable and inventory. At December 31, 2001, we had approximately $2.5 million in borrowing capacity available against $1.1 million borrowed and $1.1 million in letter of credit reserve requirements. This left us with $300,000 of unused borrowing capacity. Laserscope’s assets collateralize the credit line which bears an interest rate equivalent to the bank’s prime rate plus 1.75% per annum (6.50% in December 2001). Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Laserscope stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2001, we complied with all covenants.

      Capital expenditures totaled $1.1 million and $0.4 million in 2001 and 2000, respectively. These expenditures were primarily for computer systems and leasehold improvements. We expect capital expenditures in 2002 to be at levels similar to 2001.

      To address our capital needs, on January 14, 2000 we completed a private placement of our common stock providing net proceeds of approximately $1.8 million to accredited investors, of which $1.0 million was received in 1999. We issued 2.5 million shares of our no par value common stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our common stock.

      On February 11, 2000, we completed a private placement of $3.0 million of subordinate convertible debentures to affiliates of Renaissance Capital Group, Inc., with net proceeds to us of approximately $2.9 million. The debentures mature seven years from issuance and bear an annual interest rate of 8.00%. The debentures are convertible into Laserscope common stock with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of our common stock.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. If we were unable to satisfy any of these covenants, then we would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2001 our interest coverage was 1.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2001 we were in compliance with the provisions of the covenants.

      Future payments due under debt and lease obligations as of December 31, 2001 (in thousands) is as follows:

			Operating	Capital
	Debentures	Line of Credit	Leases	Leases	Total

2002	—	1,135	1,690	221	3,046
2003	314	—	1,721	80	2,115
2004	305	—	1,753	—	2,058
2005	270	—	1,383	—	1,653
2006	240	—	—	—	240
2007 and after	1,871	—	—	—	1,871

Total	3,000	1,135	6,547	301	10,983

      We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

Our ability to effectively manage non-cash assets such as inventory and accounts receivable;

Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

Our level of profitability; and

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

Recent Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products,” which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time- or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company believes that the adoption of EITF issue No. 01-09 will not have a significant impact on its financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

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

Interest Rate Risk

      Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. We have not used derivative financial instruments in 2001, 2000, or 1999. We invest excess cash in money market funds. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

      The following table presents principal amounts and related weighted average interest rates by year of maturity for our convertible debenture obligations as of December 31, 2001 and 2000.

			Average
	Principal		Interest Rate

	2001	2000	2001	2000

	($000’s)
2002	$—	$—	8.00%	8.00%
2003	314	314	8.00%	8.00%
2004	305	305	8.00%	8.00%
2005	270	270	8.00%	8.00%
2006	240	240	8.00%	8.00%
2007 and beyond	1,871	1,871	8.00%	8.00%

	$3,000	$3,000

Foreign Currency Risk

      International revenues were 35% of total revenues in the year ended December 31, 2001, compared to 38% of total revenues during the comparable period in 2000. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

      • changes in regulatory requirements;

      • delays resulting from difficulty in obtaining export licenses for certain technology;

      • customs, tariffs and other barriers and restrictions; and

      • the burdens of complying with a variety of foreign laws.

      We are also subject to general geopolitical risks in connection with our international operations, such as:

      • differing economic conditions;

      • changes in political climate;

      • differing tax structures; and

      • changes in diplomatic and trade relationships.

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

Item 8. Financial Statements and Supplementary Data

      Consolidated financial statements of Laserscope at December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 “Selected Financial Data” and Item 14, “Exhibits, Financial Statement Schedules and reports on Form 8-K.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 2002 pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held June 21, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the headings “Election of Directors” and “Management,” respectively.

Item 11. Executive Compensation

      The information required by this Item 11 is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the heading “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders under the heading “Election of Directors” and “Beneficial Ownership of Securities.”

Item 13. Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference from the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders under the heading “Certain Transactions.”

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements:

(2)	The following financial statement schedule for the years ended December 31, 2001, 2000 and 1999 is submitted herewith:

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

(3)	Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Acquisition Agreement between Laserscope and Heraeus Med GmbH.(9)
2.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(11)
3.3	Seventh Amended and Restated Articles of Incorporation of Registrant.(1)
3.4	By-laws of Registrant, as amended.(3)
4.1	Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(6)
4.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(7)
4.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(8)
10.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
10.2	1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(2)
10.3	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(3)
10.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(15)
10.4	401(k) Plan.(2)
10.6	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(18)
10.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(18)
10.10	Form of indemnification agreement.(2)

Exhibit
Number	Description

10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(11)
10.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(11)
10.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(12)
10.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(13)
10.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(13)
10.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(14)
10.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(15)
10.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(17)
10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(19)
10.13	1990 Directors’ Stock Option Plan and form of Option Agreement.(3)
10.14	Form of Laserscope Management Continuity Agreement, as amended.(16)
10.18	1995 Directors’ Stock Option Plan and form of Option agreement.(5)
10.18A	1999 Director’s Stock Option Plan.(15)
10.19	Common Stock Placement Agreement.(15)
10.19A	Form of Common Stock Purchase Agreement.(15)
10.20	Convertible Loan Agreement.(15)
22.1	Subsidiaries of Registrant, as amended.(18)
23.1	Consent of Independent Accountants.(20)
23.2	Consent of Ernst & Young LLP.(20)
25.1	Power of Attorney (see page 47).(20)

Reports on Form 8-K:

      None.

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1995.

(6)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/A filed September 4, 1996.

(9)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1996.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1997.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(20)	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERSCOPE

Date: March 19, 2002

By:	/s/ ERIC M. REUTER

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

Signature	Title	Date

/s/ ROBERT J. PRESSLEY (Robert J. Pressley, Ph.D.)	Chairman of the Board of Directors	March 19, 2002

/s/ ERIC M. REUTER (Eric M. Reuter)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2002

/s/ DENNIS LALUMANDIERE (Dennis LaLumandiere)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 19, 2002

/s/ JAMES BAUMGARDT (James Baumgardt)	Director	March 19, 2002

/s/ RUDIGER NAUMANN-ETIENNE (Rudiger Naumann-Etienne, Ph.D.)	Director	March 19, 2002

/s/ RODNEY PERKINS (Rodney Perkins, M.D.)	Director	March 19, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Laserscope:

      In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Laserscope and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) on page 30 presents fairly in all material respects, the information set forth therein for the year ended December 31, 2001 when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 14, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Laserscope

      We have audited the accompanying consolidated balance sheet of Laserscope as of December 31, 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laserscope at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

February 16, 2001

LASERSCOPE

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2001	2000

	(in thousands except
	share amounts)
Current assets:
Cash and cash equivalents	$3,408	$2,698
Accounts receivable, net	8,427	9,549
Inventories	9,228	8,279
Prepayments and other current assets	1,283	963

Total current assets	22,346	21,489
Property and equipment, net	2,067	1,944
Other assets	1,069	654

Total assets	$25,482	$24,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,135	$702
Accounts payable	2,821	1,444
Accrued compensation	1,588	1,290
Warranty	748	497
Deferred revenue	1,031	1,022
Other accrued liabilities	1,470	1,446
Current obligations under capital leases	217	295

Total current liabilities	9,010	6,696

Long-term liabilities:
Convertible subordinated debentures	3,000	3,000
Obligations under capital leases	60	277

Total long-term liabilities	3,060	3,277

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 25,000,000 at December 31, 2001 and 2000 Issued and outstanding shares — 16,085,798 and 15,883,026 at December 31, 2001 and 2000, respectively	54,712	54,480
Accumulated deficit	(39,843)	(39,014)
Accumulated other comprehensive loss	(1,332)	(1,218)
Notes receivable from shareholders	(125)	(134)

Total shareholders’ equity	13,412	14,114

Total liabilities and shareholders’ equity	$25,482	$24,087

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(thousands, except per share amounts)
Net revenues:
Products	$29,264	$29,694	$34,846
Services	5,823	5,705	6,144

	35,087	35,399	40,990

Cost of products and services:
Products	13,661	14,914	19,088
Services	4,074	3,660	4,558

	17,735	18,574	23,646

Gross margin	17,352	16,825	17,344

Operating expenses:
Research and development	3,756	3,284	4,504
Selling, general and administrative	14,043	13,005	19,595

	17,799	16,289	24,099

Operating income (loss)	(447)	536	(6,755)
Interest income	—	11	6
Interest expense and other	(337)	(361)	(916)

Income (loss) before income taxes and minority interest	(784)	186	(7,665)
Provision for income taxes	45	—	13

Income (loss) before minority interest	(829)	186	(7,678)
Minority interest	—	—	105

Net income (loss)	$(829)	$186	$(7,573)

Basic and diluted net income (loss) per share	$(0.05)	$0.01	$(0.60)

Shares used in basic per share calculations	15,953	15,489	12,580

Shares used in diluted per share calculations	15,953	16,504	12,580

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(in thousands)
Cash flows from operating activities:
Net Income (loss)	$(829)	$186	$(7,573)
Adjustments to reconcile net income (loss) to cash
Provided by (used in) operating activities:
Depreciation and amortization	938	1,569	1,835
Amortization of licenses and intangibles	—	23	977
Amortization of debt issuance costs	140	118	—
Excess inventory charges	—	—	750
Minority Interest	—	—	(105)
Changes in assets and liabilities:
Accounts receivable, net	500	(2,127)	2,833
Inventories	(987)	(741)	3,282
Prepayments and other current assets	(329)	(95)	(414)
Other assets	—	(77)	—
Accounts payable	1,405	(738)	(1,948)
Accrued compensation	298	(163)	(206)
Warranty	251	168	(507)
Deferred revenue	9	305	(343)
Other accrued liabilities	29	(88)	(437)

Cash provided by (used in) operating activities	1,425	(1,660)	(1,856)

Cash flows from investing activities:
Capital expenditures	(1,066)	(401)	(562)
NWL acquisition	—	—	(1,278)
NWL divestiture	—	3,133	—
Cash received from the sale of AMS	—	—	100

Cash provided by (used in) investing activities	(1,066)	2,732	(1,740)

Cash flows from financing activities:
Payment on obligations under capital leases	(295)	(301)	(352)
Proceeds from the sale of common stock under stock plans	232	992	175
Proceeds from the sale of common stock in private placement	—	710	1,024
Proceeds from the sale of convertible subordinated debentures	—	2,632	—
Repayment and write-off of shareholder notes	9	59	178
Proceeds from line of credit	12,700	18,162	13,382
Repayment of line of credit	(12,267)	(21,781)	(10,390)

Cash provided (used) by financing activities	379	473	4,017

Effect of exchange rate changes on cash	(28)	(296)	(428)
Increase (decrease) in cash and cash equivalents	710	1,249	(7)
Cash and cash equivalents, beginning of year	2,698	1,449	1,456

Cash and cash equivalents, end of year	$3,408	$2,698	$1,449

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$11	$15	$17
Cash paid for interest	$365	$562	$572
Non-cash reduction in assets relating to NWL sale	$—	$8,949	$—
Non-cash reduction in liabilities relating to NWL sale	$—	$5,415	$—
Acquisition of minority interest in affiliate in exchange for accounts receivable	$555	$—	$—
Non-cash financing, equipment lease	$—	$—	$77

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated	Notes
			Other	Receivable	Total
	Common	Accumulated	Comprehensive	from	Shareholders’
	Stock	Deficit	Loss	Shareholders	Equity

	(in thousands except share amounts)
Balance at December 31, 1998	$51,268	$(31,627)	$(599)	$(371)	$18,671
Components of comprehensive loss:
Net loss		(7,573)			(7,573)
Translation adjustments			(428)		(428)

Total comprehensive loss					(8,001)
Issuance of 162,225 shares under stock plans	175				175
Issuance of 1,505,000 shares in private placement, net of issuance costs	1,024				1,024
Repayment and write off of shareholder notes				178	178

Balance at December 31, 1999	$52,467	$(39,200)	$(1,027)	$(193)	$12,047
Components of comprehensive loss:
Net income		186			186
Translation adjustments			(191)		(191)

Total comprehensive loss					(5)
Issuance of 694,983 shares under stock plans	992				992
Issuance of 995,000 shares in private placement, net of issuance costs	710				710
Issuance of 240,000 warrants in connection with convertible debenture issuance	311				311
Repayment of shareholder notes				59	59

Balance at December 31, 2000	$54,480	$(39,014)	$(1,218)	$(134)	$14,114
Components of comprehensive loss:
Net loss		(829)			(829)
Translation adjustments			(114)		(114)

Total comprehensive loss					(943)
Issuance of 197,772 shares under stock plans	225				225
Issuance of 5,000 shares upon warrant exercises	7				7
Repayment of shareholder notes				9	9

Balance at December 31, 2001	$54,712	$(39,843)	$(1,332)	$(125)	$13,412

See notes to consolidated financial statements

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Policies

  Business

      The Company primarily operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports aesthetic and surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty-five countries worldwide to hospitals, outpatient surgery centers and physicians.

  Basis of presentation

      The accompanying consolidated financial statements include the Company and its wholly and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

  Potential Need to Raise Additional Capital

      As of December 31, 2001, the Company’s total assets were $25.5 million and the total liabilities were $12.1 million. As of the same date, working capital was $13.3 million and cash and cash equivalents totaled $3.4 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital.

      The Company’s line of credit and debentures contain certain financial covenants. The covenants associated the debentures are debt-to-equity ratio, current ratio, and interest coverage. In the event that the Company is unable to satisfy any of these covenants, then it would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2001 the interest coverage was 1.7. The Company’s future ability to meet the interest coverage requirement will depend primarily on its ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2001 the Company was in compliance with all debt covenants.

      While the Company believes that its existing cash resources, including the bank line of credit, will be sufficient to fund its operating needs for the next twelve months, additional financing will be required for the Company’s currently envisioned long tem needs.

      There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to shareholders, and future debt financings could result in certain financial and operational restrictions.

  Use of estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Fair value of financial instruments

      Carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying values of the line of credit, capital lease obligations, and convertible debentures approximate their fair values.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Cash and cash equivalents

      The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

  Revenue recognition and product warranty

      The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a pro rata basis over the period of the applicable service contract.

  Research and development expenditures

      Costs related to research, design and development of products are charged to research and development expense as incurred.

  Property and equipment

      Property and equipment is stated at cost less accumulated depreciation and amortization.

      Equipment is depreciated using principally accelerated methods over estimated useful lives of three to seven years. Equipment under capital leases is amortized over the period of the lease. Leasehold improvements are amortized using the straight-line method over the remaining term of the lease or useful life if shorter. Maintenance and repairs are charged to operations as incurred.

  Inventories

      Inventories are stated at the lower of cost (computed on a first-in, first-out basis) or market.

  Net income (loss) per share

      Basic net income (loss) per share is calculated using the weighted average number of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common stock outstanding plus dilutive common equivalent shares from stock options.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2001	2000	1999

	(thousands, except per share data)
Numerator:
Basic and diluted net income (loss)	$(829)	$186	$(7,573)

Denominator:
Denominator for basic net income (loss) per share — weighted average basis	15,953	15,489	12,580

Effect of dilutive securities:
Employee stock options	—	613	—
Warrants	—	402	—

Dilutive potential common shares	—	1,015	—

Denominator for diluted net income (loss) per common share — adjusted weighted-average shares	15,953	16,504	12,580
Net income (loss) per common share:
Basic	$(0.05)	$0.01	$(0.60)
Diluted	$(0.05)	$0.01	$(0.60)

      Options to purchase 3,188,405, 2,819,606, and 3,443,978 shares of common stock were outstanding at December 31, 2001, 2000, and 1999, respectively. In addition, warrants to purchase 453,875, and 458, 875 shares of common stock were outstanding at December 31, 2001 and 2000 respectively. At December 31, 1999 there were no warrants outstanding. During 2001 and 1999, the options and warrants were not included in the computation of diluted net loss per share because the Company reported net losses for the periods that ended at these dates and, therefore, the effect would be antidilutive.

      At December 31, 2001 the Company had outstanding debentures convertible into 2.4 million shares of common stock. The interest on these debentures and the shares has been excluded from the calculation of diluted net income (loss) per share in 2001 and 2000 because the effect of including them would be antidilutive.

  Foreign currency translation

      The functional currencies of the Company’s foreign subsidiaries are their local currencies. Accordingly, all assets and liabilities related to their operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the translation adjustments account, a component of the accumulated other comprehensive loss, and are included in shareholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the statement of operations.

  Income taxes

      Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Impairment of assets

      The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

than the assets’ carrying amounts. There were no such losses recognized during the years ended December 31, 2001, 2000, and 1999.

  Goodwill and intangible assets related to acquisitions

      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company has adopted the transitional rules of SFAS 142 that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company has reviewed the goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, and has concluded that no impairment charge is required. The goodwill was included within other assets at December 31, 2001.

  Advertising expense

      Advertising costs are expensed as incurred. Advertising costs were not significant in 2001, 2000, and 1999.

  Stock-based compensation

      The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (EITF Issue No. 96-18). Under SFAS No. 123 and EITF Issue No. 96-18, the fair value of options granted to non-employees is estimated using the Black-Scholes option pricing model and is periodically remeasured as the options vest.

  Comprehensive loss

      Comprehensive loss is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended December 31, 2001, 2000 and 1999, comprehensive loss comprised of net income (loss) and foreign currency translation adjustments.

  New Accounting Pronouncements

      In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for “Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” The Company believes that the adoption of EITF issue No. 01-09 will not have a significant impact on its financial statements.

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company believes that the adoption of SFAS No. 142 will not have a significant impact on its financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company believes that the adoption of SFAS No. 144 will not have a significant impact on its financial statements.

 2. Sale of NWL Laser-Technologie

      On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG (“Wavelight”) to sell its interest in NWL Laser Technologie GmbH (“NWL”). The sale, which was approved by Wavelight’s shareholders on March 31, 2000, had an effective date of January 1, 2000. As part of

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the transaction, NWL continued to distribute Laserscope’s products in all countries covered by NWL’s then current distribution channels. The details of the transaction are as follows (in thousands):

Book value of assets and liabilities sold:
Cash	$296
Accounts receivable	2,477
Inventory	2,514
Other current assets	329
Property, plant & equipment	857
Licenses & intangible assets	2,707
Accounts payable & accruals	(1,255)
Income taxes payable	(323)
Short-term bank loans	(3,040)
Long-term bank loans	(863)
Minority interest & other	(37)

3,662
Proceeds:
Received May 2000	3,429

Net loss on disposal	$233

      The net loss on disposal of $233,000 was included within selling, general and administrative expenses during the year ended December 31, 2000.

 3. Segment information

      Laserscope’s revenue base is derived from the sales of interrelated products and services on a world-wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

	2001	2000	1999

	(in thousands)
By similar products and services
Laser equipment	$15,328	$18,472	$23,263
Disposables & instrumentation	13,936	11,222	11,580
Service	5,823	5,705	6,147

Total	$35,087	$35,399	$40,990

By major geographic area(1)
United States	$22,831	$22,007	$22,551
Germany(2)	978	1,300	7,089
Rest of Europe(3)	7,853	8,456	8,268
Asia Pacific(3)	2,685	2,871	2,635
Rest of world(3)	740	765	447

Total	$35,087	$35,399	$40,990

(1)	Based on the location of the external customer.

(2)	The Company acquired a 52% interest in NWL in June 1997 and further increased its interest to 80% in January 1999. Effective January 2000, the Company divested itself from NWL.

(3)	Individual countries within each of these geographic regions represent less than 10% of total revenues.

      Location of long lived assets by major geographic area at December 31 were:

	2001	2000	1999

	(in thousands)
United States	$2,412	$2,462	$5,645
Germany	—	—	884
France	702	84	60
U.K.	22	52	85

	$3,136	$2,598	$6,674

 4. Accounts Receivable

      Accounts receivable at December 31 consisted of:

	2001	2000

	(in thousands)
Trade accounts receivable	$8,801	$10,349
Less: allowance for doubtful accounts	(374)	(800)

	$8,427	$9,549

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 5. Inventories

      Inventories at December 31 consisted of:

	2001	2000

	(in thousands)
Sub-assemblies and purchased parts	$7,088	$6,295
Finished goods	2,140	1,984

	$9,228	$8,279

 6. Property and Equipment

      Property and equipment at December 31 consisted of:

	2001	2000

	(in thousands)
Machinery and equipment	$4,015	$3,961
Office equipment and furniture	10,469	9,804
Leasehold improvements	1,238	805

	15,722	14,570
Less accumulated depreciation and amortization	(13,655)	(12,626)

	$2,067	$1,944

 7. Goodwill and Other Intangibles

      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company has adopted the transitional rules of SFAS 142 that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company has reviewed the goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of”, and has concluded that no impairment charge is required. The goodwill was included within other assets at December 31, 2001.

 8. Line of Credit

      The Company has in place an asset based line of credit which provides up to $5.0 million in borrowings and expires September 2002. Credit is extended based on the Company’s eligible accounts receivable and inventory. At December 31, 2001, the Company had approximately $2.5 million in borrowing capacity available against $1.1 million borrowed and $1.1 million in letter of credit reserve requirements. This resulted in $300,000 of unused borrowing capacity. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 1.75% per annum (6.50% in December 2001). Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 2001, the Company was in compliance with all covenants.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 9. Commitments and Contingencies

  Lease Obligations

      The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

	2001	2000

	(in thousands)
Leased equipment
(Primarily office equipment and software)	$1,485	$1,485
Accumulated amortization	(1,132)	(873)

	$353	$612

      There were no additions to leased equipment in 2001, $20,000 in 2000 and $77,000 in 1999.

      Amortization of equipment under capital leases is included in depreciation expense.

      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,681,000, $1,130,000 and $1,558,000 in each of the three years ended December 31, 2001, 2000 and 1999, respectively

      Future minimum lease payments under capital and operating leases were as follows at December 31, 2001:

	Capital	Operating
	Leases	Leases

	(in thousands)
2002	$221	$1,690
2003	80	1,721
2004	—	1,753
2005	—	1,383
2006 and beyond	—	—

	301	$6,547

Less amount representing interest	(24)

Present value of future minimum lease payments	277

Less current portion	217

	$60

     Contingencies

      The Company is at times a party to legal proceedings arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against the Company, management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on the Company’s financial position, results of operations, or future cash flows.

10. Long-term Debt

      In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures mature in February 2007 and pay interest monthly. Starting in February 2003, 1% of the outstanding principal will be repaid per month. The debentures are convertible at the option of the

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holder at any time prior to the close of business on the maturity date, unless previously repurchased, into 2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In connection with the sale of the convertible debentures, the Company issued warrants to purchase 240,000 shares of the Company’s common stock at $1.50 per share. The warrants expire in 2005. The value of the warrants is being amortized as interest expense in our statement of operations.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. If the Company were unable to satisfy any of these covenants, then it would be in default and the lender may exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio minimum requirement is 1.5 for the trailing twelve months, and as of December 31, 2001 the Company’s interest coverage was 1.7. The debt-to-equity requirement is a maximum or 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2001 the Company was in compliance with the covenants.

      The holder of the debentures would have the right to redeem the debentures under certain circumstances including if one of the following were to occur: 1) the Company’s common stock is not listed on the NASDAQ National Market System or quoted on the NASDAQ Small Cap System, 2) there is a change of at least two-thirds of the members of the Company’s Board of Directors, without the written consent of the holder, 3) the Company is merged into unaffiliated entities, without the written consent of the holder, 4) the holder elects to receive more than 20% or more of the outstanding Common Stock as a result of the application of an anti-dilution provision of the debentures, and the Company fails to obtain the vote or consent of its stockholders necessary to approve the issuance to the holder. If the holder were to redeem the debentures prior to maturity, the amount payable to the holder would be equal to the principal plus an amount equal to an 18% yield on the principal amount through the date of redemption.

      The Company has the right to redeem the debentures at 101% of par if all the following conditions are satisfied: 1) the closing bid price for the common stock of the Company for the 20 consecutive trading days prior to the irrevocable notice of redemption exceeds an amount equal to 2.75 times the conversion price, 2) the average daily trading volume for the 20 consecutive days prior to the irrevocable notice shall be no less than 200,000 shares, 3) the market price for the common stock at the time of notice reflects a price-earnings-ratio of no greater than 30 times fully diluted earnings per share, 4) the Company shall have filed a registration statement covering the shares of common stock issuable upon conversion of this debenture.

      Long-term debt at December 31 consisted of:

	2001	2000

	(in thousands)
Convertible Debentures with 8% interest payable Monthly from February 2003 through February 2007	$3,000	$3,000

      Required principal payments at December 31, 2001 are:

Long-term debt

(in thousands)
2003	314
2004	305
2005	270
2006	240
2007 and beyond	1,871

$3,000

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Shareholders’ Equity

      The Company has 25,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company’s Board of Directors.

     Private Placement of Common Stock

      On January 14, 2000, the Company completed the final closing of a private placement of common stock. In the transaction, the Company received approximately $1.8 million, net of expenses, of which approximately $1.0 million was received in 1999, in exchange for 2.5 million shares of common stock, including placement agent commission shares.

     Warrants

      In 2000, in connection with common stock and convertible debenture issuances, the Company issued 458,875 warrants to purchase Laserscope stock at prices ranging form $1.25 to $1.50. The warrants expire in 2005. As of 12/31/01, there remained 453,875 warrants outstanding.

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

      At December 31, 2001, options to purchase 142,832 shares of common stock were outstanding under the 1984 Stock Option Plan, all of which were exercisable.

      The Company has reserved 3,250,000 shares of common stock of which there were 190,881 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 2001.

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

      The Company has reserved 698,000 shares of common stock of which there were 223,500 shares available for issuance pursuant to its 1999 Retention Stock Option Plan as of December 31, 2001.

     Directors’ Stock Option Plans

      The Company has reserved 840,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors’ Stock Option Plans in aggregate. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the 1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company’s common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 240,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at December 31, 2001.

      The following table summarizes activity in the Company’s stock option plans during the years ended December 31, 2001, 2000 and 1999:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, December 31, 1998	2,615,317	$2.03
Granted	1,508,553	$1.36
Exercised	(28,685)	$1.26
Canceled	(651,207)	$2.23

Balance, December 31, 1999	3,443,978	$1.70
Granted	692,066	$2.18
Exercised	(568,507)	$1.50
Canceled	(747,931)	$2.14

Balance, December 31, 2000	2,819,606	$1.74
Granted	603,500	$1.62
Exercised	(72,355)	$1.10
Canceled	(162,346)	$1.57

Balance, December 31, 2001	3,188,405	$1.73

      The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company’s stock option plans at December 31, 2001:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.69 – $1.25	741,306	2.92	$1.15	620,310	$1.14
$1.28 – $1.31	628,027	1.29	$1.28	579,289	$1.28
$1.38 – $1.59	457,900	3.76	$1.50	290,572	$1.50
$1.60 – $1.80	688,201	4.80	$1.64	73,382	$1.69
$1.91 – $2.31	325,039	3.49	$1.99	223,663	$1.98
$3.00 – $5.88	347,932	2.10	$4.04	261,626	$4.38

$0.69 – $5.88	3,188,405	3.09	$1.73	2,048,842	$1.76

     1989 and 1999 Employee Stock Purchase Plans

      During 1989 and 1999, the Company adopted Employee Stock Purchase Plans under which qualified employees can purchase up to a specified maximum amount of the Company’s common stock through payroll deduction at 85% of its fair market value. In July 1999, the Company’s 1989 Employee Stock Purchase Plan expired by its term and at its expiration date, approximately 650,000 shares had been purchased under this plan. Laserscope has reserved 500,000 shares of common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2001, approximately 329,000 shares had been purchased.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Pro Forma Stock-Based Compensation

      The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options granted to employees. Had compensation cost for the Company’s stock-based compensation plans been determined based on the estimated fair value of the awards on the date of grant, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2001	2000	1999

	(in thousands, except per share data)
Pro forma net loss	$(1,854)	$(1,265)	$(9,236)
Pro forma basic and diluted loss per share	$(0.12)	$(0.08)	$(0.73)

      Pro forma information regarding net loss and net loss per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method is calculated based on the fair value of the option grants at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2001	2000	1999

Risk free interest rate	6.54%	6.07%	5.47%
Dividend yield	—	—	—
Volatility	1.21	1.12	1.15
Expected life (in years)	3.59	3.50	3.57

      The weighted average per share grant date fair values of employee stock options granted in 2001, 2000, and 1999 were $1.62, $2.18, and $1.36, respectively.

      Pro forma reporting compensation cost with respect to the Company’s 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees’ purchase rights under the Black-Scholes model with the following weighted average assumptions:

	2001	2000	1999

Risk free interest rate	4.74%	6.09%	4.79%
Dividend yield	—	—	—
Volatility	0.99	1.49	1.31
Expected life (in years)	0.50	0.50	0.50

      The weighted average per share fair values of those purchase rights granted in 2001, 2000 and 1999 were $0.47, $0.68 and $0.62, respectively.

  1991 Shareholder Rights Plan

      In November 1991, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a “Right”) for each outstanding share of common stock of the Company. The Rights would have become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and were initially exercisable at a price of $34.00 per share. The Rights expired by their term on November 20, 2001 and the Company did not adopt a replacement shareholder rights plan.

12. Employee Savings and Investment Plan

      In October 1989, the Company adopted a 401(k) savings and investment plan, which covers all employees. The Company’s contributions to the plan have been 50% matching of employee contributions up to 5% of each employee’s base compensation and were approximately $171,000, $173,000, and $213,000 in the years ended December 31, 2001, 2000, and 1999, respectively.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

      Significant components of the provision for income taxes were as follows (in thousands):

	2001	2000	1999

Current federal taxes	$—	$—	$—
Current state taxes	—	—	—
Current foreign taxes	45	—	13

Provision for income taxes	$45	$—	$13

      Pretax loss from foreign operations was $106,000 in 2001, $665,000 in 2000 and income of $501,000 in 1999.

      Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

	2001	2000	1999

Computed expected tax	$(274)	$65	$(2,683)
Operating loss with no carryback benefit	274	162	2,745
Benefit of net operating loss carryforward	—	(227)	(117)
Foreign taxes in excess of U.S. rate	45	—	13
Other	—	—	55

Provision for income taxes	$45	$—	$13

      The components of the deferred tax asset consisted of the following at December 31, 2001 and 2000 (in thousands):

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$9,636	$8,744
General business credit carryforwards	2,187	1,708
Inventory reserves and adjustments	1,217	1,344
Other accruals and reserves not currently deductible for tax purposes	769	2,324
Capitalized research and development	913	882
Depreciation & amortization	2,267	—
Other	81	2,156

Total deferred tax assets	17,070	17,158
Less valuation allowance	(17,070)	(17,158)

Net deferred tax asset	$—	$—

      Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. The valuation allowance decreased by $88,000 in 2001 and increased by $1,435,000 in 2000. Approximately $1,463,000 of the valuation allowance is attributed to stock option deductions, the benefit of which will be credited to paid-in-capital when realized.

      For federal tax purposes, the Company has net operating loss and tax credit carryforwards of approximately $27,727,000 and $1,231,00,000, respectively, which expire in the years 2006 through 2021. The Company has net operating loss and research and development credit carryforwards of approximately

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$3,748,000 and $1,472,000, respectively, for state tax reporting purposes. The state net operating loss carryforwards will expire in the years 2002 through 2011.

      Utilization of the Company’s net operating loss and tax credit carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization.

14. Financial Instruments With Market Risk and Concentrations of Customer and Credit Risk

      The Company’s trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. The Company’s credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable in the opinion of management substantially alleviate the concentration of credit risk. In 1999 and 2000, Laserscope had no customers whose purchases amounted to 10% or more of our total annual revenue. However, in 2001, our U.S. distributor, McKesson Corporation, made purchases from us of approximately $7.0 million which was 20% of our total 2001 revenue. We had no other customers whose purchases were 10% or more of our annual revenue. At December 31, 2001 our McKesson Corporation accounts receivable balance was approximately $1,400,000 which represented 16% of Laserscope’s total gross accounts receivable. Bad debt expense has been insignificant.

      The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

15. Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	March 31,	June 30,	September 30,	December 31,

2001
Net revenues	$8,228	$9,302	$7,953	$9,604
Gross margin	3,709	5,021	3,799	4,823
Net income (loss)	(490)	182	(641)	120
Basic & diluted net income (loss) per share	(0.03)	0.01	(0.04)	0.01
2000
Net revenues	$8,628	$9,294	$9,254	$8,223
Gross margin	3,869	4,392	4,640	3,924
Net income ( loss)	(352)	303	505	(270)
Basic and diluted net income (loss) per share	(0.02)	0.02	0.03	(0.02)

SCHEDULE II

LASERSCOPE

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance at
	Beginning			End
Descriptions	of Period	Additions	Deductions	of Period

Allowance for doubtful accounts receivable:
Year ended December 31, 1999	$525	$226	$—	$751

Year ended December 31, 2000	$751	$49	$—	$800

Year ended December 31, 2001	$800	$—	$426	$374

Reserve for excess and obsolete inventory:
Year ended December 31, 1999	$5,914	$750	$1,742	$4,922

Year ended December 31, 2000	$4,922	$—	$2,024	$2,898

Year ended December 31, 2001	$2,898	$—	$384	$2,514

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Acquisition Agreement between Laserscope and Heraeus Med GmbH.(9)
2.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(11)
3.3	Seventh Amended and Restated Articles of Incorporation of Registrant.(1)
3.4	By-laws of Registrant, as amended.(3)
4.1	Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(6)
4.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(7)
4.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(8)
10.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
10.2	1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(2)
10.3	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(3)
10.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(15)
10.4	401(k) Plan.(2)
10.6	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(18)
10.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(18)
10.10	Form of indemnification agreement.(2)
10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(11)
10.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(11)
10.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(12)
10.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(13)
10.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(13)
10.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(14)
10.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(15)
10.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(17)
10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(19)
10.13	1990 Directors’ Stock Option Plan and form of Option Agreement.(3)
10.14	Form of Laserscope Management Continuity Agreement, as amended.(16)

Exhibit
Number	Description

10.18	1995 Directors’ Stock Option Plan and form of Option agreement.(5)
10.18A	1999 Director’s Stock Option Plan.(15)
10.19	Common Stock Placement Agreement.(15)
10.19A	Form of Common Stock Purchase Agreement.(15)
10.20	Convertible Loan Agreement.(15)
22.1	Subsidiaries of Registrant, as amended.(18)
23.1	Consent of Independent Accountants.(20)
23.2	Consent of Ernst & Young LLP.(20)
25.1	Power of Attorney (see page 47).(20)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(5)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1995.

(6)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(8)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/A filed September 4, 1996.

(9)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1996.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1997.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(20)	Filed herewith.