Form 10-Q
period 2002-03-31
LASERSCOPE
filed 2002-05-14
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002

or

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

Yes [X]    No [   ]

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2002 was 16,342,719.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Laserscope

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(thousands)	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,209	$3,408
Accounts receivable, net	9,133	8,427
Inventories	8,733	9,228
Other current assets	1,208	1,283

Total current assets	22,283	22,346
Property and equipment, net	1,970	2,067
Goodwill	655	655
Other assets	380	414

Total assets	$25,288	$25,482

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank loans	$1,100	$1,135
Accounts payable	2,523	2,821
Accrued compensation	1,531	1,588
Deferred revenue	1,108	1,031
Convertible subordinated debentures, current portion	60	—
Other current liabilities	2,541	2,435

Total current liabilities	8,863	9,010

Convertible subordinated debentures, net of current portion	2,940	3,000
Obligations under capital leases	8	60

Total long-term liabilities	2,948	3,060

Contingencies (Note 5)
Shareholders’ equity:
Common stock	54,914	54,712
Accumulated deficit	(39,890)	(39,843)
Accumulated other comprehensive loss	(1,422)	(1,332)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	13,477	13,412

Total liabilities and shareholders’ equity	$25,288	$25,482

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,

(thousands, except per share amounts)	2002	2001

Net revenue	$9,420	$8,228
Cost of sales	4,799	4,519

Gross margin	4,621	3,709

Operating expenses:
Research and development	1,016	813
Selling, general and administrative	3,547	3,310

Total operating expenses	4,563	4,123

Operating income (loss)	58	(414)
Interest and other expenses	(90)	(58)

Loss before income taxes	(32)	(472)
Provision for income taxes	15	18

Net loss	$(47)	$(490)

Basic and diluted net loss per share	$0.00	$(0.03)

Shares used in computing basic and diluted net loss per share	16,155	15,884

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(thousands)	2002	2001

Cash flows from operating activities:
Net loss	$(47)	$(490)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	318	234
Changes in assets and liabilities:
Accounts receivable, net	(742)	674
Inventories	466	242
Other current assets	65	(39)
Accounts payable	(294)	389
Accrued compensation	(56)	(58)
Deferred revenue	77	299
Other current liabilities	121	35

Net cash provided by (used in) operating activities	(92)	1,286

Cash flows from investing activities:
Acquisition of property and equipment	(187)	(396)

Net cash used in investing activities	(187)	(396)

Cash flows from financing activities:
Payments on obligations under capital leases	(52)	(109)
Proceeds from the sale of common stock under stock plans	203	—
Proceeds from bank loans	3,320	5,350
Repayment of bank loans	(3,355)	(5,802)

Net cash provided by (used in) financing activities	116	(561)

Effect of exchange rate changes on cash	(36)	(321)
Net increase (decrease) in cash and cash equivalents	(199)	8
Cash and cash equivalents, beginning of period	3,408	2,698

Cash and cash equivalents, end of period	$3,209	$2,706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$77	$116
Income taxes	$3	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

2. Inventories

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2002	2001

Sub-assemblies and purchased parts	$3,970	$4,743
Work-in-process	2,842	2,345
Finished goods	1,921	2,140

	$8,733	$9,228

3. Net loss per share

Basic net loss per share is calculated using the weighted average number of common shares outstanding. Diluted net loss per share is calculated using the weighted average number of common shares outstanding plus dilutive common equivalent shares from stock options and warrants. Options to purchase approximately 3,055,000 and 2,757,000 shares of common stock and warrants to purchase approximately 454,000 and 459,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, and debentures convertible into 2,400,000 shares of common stock were outstanding at March 31, 2002 and 2001. The stock options and warrants outstanding were not included in the computation of diluted earnings per share for the periods we presented because the effect would be anti-dilutive.

4. Comprehensive loss

Total comprehensive loss consisted of (in thousands):

	Three months ended
	March 31,

	2002	2001

Net loss	$(47)	$(490)
Translation adjustments	(90)	(322)

Comprehensive loss	$(137)	$(812)

5. Contingencies

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

6. Recent accounting pronouncements

In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, “Accounting for Certain Sales Incentives.” EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company’s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor’s products and, therefore, should be deducted from revenue when recognized in the vendor’s statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor’s statement of operations. In September of 2001, the EITF issued EITF Issue No. 01-09, “Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor’s Products”, which is a codification of EITF Issues No. 00-14, No. 00-25 and No. 00-22 “Accounting for ‘Points’ and Certain Other Time-or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future.” Adoption of EITF issue No. 01-09 has not had a significant impact on our financial statements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Adoption of SFAS No. 141 has not had a significant impact on our financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires a change in the method of testing for the impairment of long-lived assets, including goodwill, from the method previously used by the Company as of December 31, 2001. The initial transitional impairment analysis is required to be completed prior to June 30, 2002. The Company expects that the change in the method of testing for impairment as well as the other aspects of the adoption of SFAS No. 142 will have no significant impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. Adoption of SFAS No. 144 has not had a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk Factors” in Part I. Item 1. Business. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

Results of Operations:

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarters ended March 31, 2002 and 2001 (in thousands, except percentages):

	Three months ended

	March 31, 2002		March 31, 2001
					%
	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers	$4,078	43%	$4,053	49%	1%
Instrumentation & disposable supplies	3,898	41%	2,696	33%	45%
Service	1,444	16%	1,479	18%	(2)%

Total net revenues	$9,420	100%	$8,228	100%	14%
Gross margin	$4,621	49%	$3,709	45%	25%
Research & development	$1,016	11%	$813	10%	25%
Selling, general & admin.	$3,547	38%	$3,310	40%	7%

(a)	expressed as a percentage of total net revenues.

Net revenues for the quarter ended March 31, 2002 were $9.4 million, an increase of approximately 14% from net revenues of $8.2 million in the corresponding quarter of 2001. This increase is due to higher sales of instrumentation and disposable supplies.

Revenues from the sales of lasers increased marginally during the three months ended March 31, 2002 compared to the same period in 2001. In the quarter ended March 31, 2002 we sold 111 lasers, and in the quarter ended March 31, 2001, we sold 90. While there was a 23% increase in the number of units sold, the increase in unit sales was offset by lower average unit prices due to the mix of lasers sold as well as our distribution arrangement with McKesson Corp. for aesthetic lasers. The distribution arrangement with McKesson Corp. was implemented during the first quarter of 2001, and unit volumes through that channel were lower in the start-up period than in the first quarter of 2002. As unit volumes to McKesson Corp increased, our average unit price decreased due to the favorable pricing which we give to McKesson Corp. The Company expects that sales of aesthetic lasers will continue to be a major source of revenue. In addition, as the year progresses, we anticipate increasing the sales of Niagara PVTM lasers. The Niagara PV is a surgical laser used for the treatment of benign prostatic hyperplasia (BPH). Our first revenue shipments of the Niagara PV laser were in the three month period ended March 31, 2002 during which we sold six units.

Revenues from the sales of instrumentation and disposable supplies increased during the three months ended March 31, 2002 compared to the corresponding period in 2001. This increase is driven by the higher laser unit volumes and the associated increase in volume of accessories that are sold with lasers. In addition, we sold more accessories per laser. The Company expects revenues from the sales of instrumentation and disposable supplies to incrementally increase as we ship more Niagara PV lasers which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues decreased marginally during the three months ended March 31, 2002 compared to the same period in 2001. The Company believes that future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased during the quarter ended March 31, 2002 relative to the corresponding period of 2001. The increase in gross margin percentage is due primarily to higher manufacturing overhead absorption due to higher production volumes.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses increased during the three months ended March 31, 2002 compared to the same period in 2001. The increase was driven by product development activity in the United States on the new Niagara PV laser as well as the AuraTM, LyraTM, and VenusTM i-series lasers. While development of these lasers is now virtually complete, the Company expects that amounts spent in research and development will decline only marginally in the remainder of the year relative to the level of the quarter ended March 31, 2002 as other development projects are pursued.

Selling, general and administrative expenses increased during the quarter ended March 31, 2002 compared to the corresponding period in 2001, but decreased as a percentage of revenue. The increase in the absolute spending level was driven by an increase in sales and marketing efforts, principally for the launch of the Niagara PV laser. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2002 as variable selling and marketing expenses increase.

Liquidity and Capital Resources:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at March 31, 2002 and for the three months then ended (in thousands):

	March 31,	December 31,
	2001	2001

Cash and cash equivalents	$3,209	$3,408
Total assets	$25,288	$25,842
Total liabilities	$11,811	$12,070
Net working capital	$13,420	$13,336

The decrease in cash and cash equivalents was due primarily to cash used by operating and investing activities, partially offset by cash provided by financing activities.

Cash used in operating activities totaled $0.1 million. This was the combined result of the following uses: increase in accounts receivable — $0.7 million; decrease in accounts payable and accrued compensation — $0.3 million. These uses were partially offset by the following sources: decrease in inventory - $0.5 million; depreciation and amortization — $0.3 million; increase in deferred revenue and other current liabilities — $0.2 million, and a decrease in other current assets — $0.1 million.

Cash used in investing activities consisted of capital expenditures of $0.2 million.

Cash provided by financing activities consisted of sale of common stock under stock plans — $0.2 million; and was partly offset by payments on obligations under capital leases of $0.1 million.

Laserscope has in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2002. Credit is extended based on eligible accounts receivable and inventory. At March 31, 2002, we had approximately $2.5 million in borrowing capacity available against borrowings of $1.1 million outstanding and $1.1 million in letter of credit reserve requirements. This resulted in $218,000 of unused borrowing capacity. As of March 31, 2002 we were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

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

Reliance on Key Customers.

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

Product Liability Risk; Limited Insurance Coverage.

Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on Lasercope’s financial position, results of operations or future cash flows.

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

As of April 30, 2002, we had 16,342,719 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business.

We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally.

Legal Proceedings.

Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not have a material adverse effect on Laserscope’s financial position, results of operations, or future cash flows.

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

Interest Rate Risk

Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2002 and 2001 we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, Laserscope’s future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk

International revenues were 23% of total revenues in the quarter ended March 31, 2002, compared to 39% during the comparable period in 2001. International sales are made through international distributors and wholly and majority-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against it, we believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations, or future cash flows.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Items

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

10.14	Form of Laserscope’s Management Continuity agreement as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant

/s/ Dennis LaLumandiere Dennis LaLumandiere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.14	Form of Laserscope’s Management Continuity agreement as amended.