Form 10-Q
period 2002-06-30
LASERSCOPE
filed 2002-08-13
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes    [X]        No    [   ]

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2002 was 16,470,449.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Laserscope
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(thousands)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$3,772	$3,408
Accounts receivable, net	10,537	8,427
Inventories	9,234	9,228
Other current assets	1,194	1,283

Total current assets	24,737	22,346
Property and equipment, net	2,082	2,067
Goodwill	655	655
Other assets	346	414

Total assets	$27,820	$25,482

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank loans	$1,350	$1,135
Accounts payable	3,051	2,821
Accrued compensation	1,973	1,588
Deferred revenue	1,287	1,031
Convertible subordinated debentures, current portion	147	—
Other current liabilities	2,897	2,435

Total current liabilities	10,705	9,010

Convertible subordinated debentures, net of current portion	2,853	3,000
Obligations under capital leases	91	60

Total long-term liabilities	2,944	3,060

Contingencies (Note 5)
Shareholders’ equity:
Common stock	55,104	54,712
Accumulated deficit	(39,762)	(39,843)
Accumulated other comprehensive loss	(1,046)	(1,332)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	14,171	13,412

Total liabilities and shareholders’ equity	$27,820	$25,482

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(thousands, except per share amounts)	2002	2001	2002	2001

Net revenue	$10,529	$9,302	$19,949	$17,530
Cost of sales	4,957	4,281	9,756	8,800

Gross margin	5,572	5,021	10,193	8,730

Operating expenses:
Research and development	1,033	978	2,049	1,791
Selling, general and administrative	4,289	3,774	7,836	7,084

	5,322	4,752	9,885	8,875

Operating income (loss)	250	269	308	(145)
Interest income (expense) and other, net	(104)	(73)	(194)	(131)

Income (loss) before income taxes	146	196	114	(276)
Provision for income taxes	18	14	33	32

Net income (loss)	$128	$182	$81	$(308)

Basic net income (loss) per share	$0.01	$0.01	$0.00	$(0.02)

Diluted net income (loss) per share	$0.01	$0.01	$0.00	$(0.02)

Shares used in basic per share calculations	16,335	15,902	16,262	15,893

Shares used in diluted per share calculations	18,688	19,029	18,511	15,893

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$81	$(308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	605	559
Changes in assets and liabilities:
Accounts receivable, net	(1,956)	(101)
Inventories	97	(285)
Other current assets	122	(29)
Accounts payable	214	255
Accrued compensation	385	317
Deferred revenue	257	571
Other current liabilities	382	249

Net cash provided by operating activities	187	1,228

Cash flows from investing activities:
Acquisition of property and equipment	(372)	(547)

Net cash used in investing activities	(372)	(547)

Cash flows from financing activities:
Payments on obligations under capital leases	(133)	(184)
Proceeds from the sale of common stock under stock plans	393	18
Proceeds from bank loans	5,020	6,244
Repayment of bank loans	(4,805)	(6,052)

Net cash provided by financing activities	475	26

Effect of exchange rate changes on cash	74	(403)
Net increase in cash and cash equivalents	364	304
Cash and cash equivalents, beginning of period	3,408	2,698

Cash and cash equivalents, end of period	$3,772	$3,002

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$78	$201
Income taxes	$—	$8
Non-cash increase in obligations under capital leases	$172	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year.

2. Inventories

Inventories were comprised of the following (in thousands):

	June 30,	December 31,
	2002	2001

Sub-assemblies and purchased parts	$4,201	$4,743
Work-in-process	2,748	2,345
Finished goods	2,285	2,140

	$9,234	$9,228

3. Net income (loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all dilutive potential common shares, including options, warrants, and convertible debentures. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income (loss) per share follows:

	Three months ended		Six months ended
	June 30,		June 30,

(thousands)	2002	2001	2002	2001

Numerator:
Net income (loss) used in computing basic net income (loss) per share	$128	$182	$81	$(308)
Add: After-tax equivalent of interest expense on 8% convertible debentures	$—	$60	$—	$—

Net income (loss) used in computing diluted net income (loss) per share	$128	$242	$81	$(308)

Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per share	16,335	15,902	16,262	15,893
Add: dilutive potential common share used in computing dilutive net income (loss) per share	2,353	3,127	2,249	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	18,688	19,029	18,511	15,893

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income (loss) per common share for the periods ended June 30, 2002 and 2001 because including them would have had an antidilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,

(thousands)	2002	2001	2002	2001

Options to purchase common stock	1,156	2,535	1,329	2,779
Warrants to purchase common stock	—	—	—	459
Convertible debentures	2,400	—	2,400	2,400

	3,556	2,535	3,729	5,638

4. Comprehensive income (loss)

Total comprehensive income (loss) during the periods ended June 30, 2002 and 2001 consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$128	$182	$81	$(308)
Translation adjustments	376	(82)	286	(403)

Comprehensive income (loss)	$504	$100	$367	$(711)

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

6. Recent accounting pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. The standard also requires a change in the method of testing for the impairment of long-lived assets, including goodwill, from the method previously used by the Company as of December 31, 2001. Adoption of SFAS No. 142 has not had a significant impact on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk Factors”. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this document to reflect the occurrence of unanticipated events.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and six months ended June 30, 2002 (in thousands, except for percentages):

	Three months ended					Six months ended

	June 30, 2002		June 30, 2001			June 30, 2002		June 30, 2001
					%					%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers	$4,700	45%	$4,193	45%	12%	$8,778	44%	$8,246	47%	6%
Instruments & disposable supplies	4,412	42%	3,669	39%	20%	8,309	42%	6,365	36%	31%
Service	1,417	13%	1,440	16%	(2)%	2,862	14%	2,919	17%	(2)%

Total net revenues	$10,529	100%	$9,302	100%	13%	$19,949	100%	$17,530	100%	14%
Gross margin	$5,572	53%	$5,021	54%	11%	$10,193	51%	$8,730	50%	17%
Research & development	$1,033	10%	$978	11%	6%	$2,049	10%	$1,791	10%	14%
Selling, general & admin	$4,289	41%	$3,774	41%	14%	$7,836	39%	$7,084	40%	11%

(a)	expressed as a percentage of total net revenues.

Net revenues increased for the three month and six month periods ended June 30, 2002 relative to the corresponding periods of 2001.

Revenues from the sales of laser systems increased during the three-month and six-month periods ended June 30, 2002 relative to the same periods in 2001. While unit sales increased 29% and 26%, respectively, for the three and six-month periods ended June 30, 2002 relative to the same periods in 2001, average selling prices decreased. This price decrease is due to a change in the mix of laser types sold, as well as our distribution agreement with McKesson/HBOC. The distribution arrangement with McKesson Corp. was implemented during the first quarter of 2001, and unit volumes through that channel were lower in the start-up period than in the first or second quarters of 2002. The Company expects that sales of aesthetic lasers will continue to be a major source of revenue. In addition, as the year progresses, we anticipate increasing the sales of Niagara PVTM lasers. The Niagara PV is a surgical laser used for the treatment of benign prostatic hyperplasia (BPH). Our first revenue shipments of the Niagara PV laser were in the three month period ended March 31, 2002 during which we sold six units. In the three month period ended June 30, 2002, we sold nine of these units.

Revenues from the sales of instrumentation and disposable supplies increased during the three and six months ended June 30, 2002 compared to the corresponding periods in 2001. The increases are driven by the higher laser unit volumes and the associated increase in volume of accessories that are sold with lasers. The Company expects revenues from the sales of instrumentation and disposable supplies to incrementally increase as we ship more Niagara PV lasers and experience the corresponding recurring revenue from sales of the Niagara PV’s single-use fiber optic energy delivery device.

Laserscope’s service revenues decreased during the three and six-month periods ended June 30, 2002 compared to the same periods in 2001. Decreased service revenues were primarily experienced in the domestic region as a result of a reduction in the number of billable service calls performed. The Company believes that future service revenues primarily depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues during the quarter and six months ended June 30, 2002 decreased one percentage point and increased one percentage point, respectively, relative to the corresponding periods of 2001. Laserscope expects that gross margin as a percentage of revenues for the remainder of 2002 may vary from quarter to quarter as product and distribution mix varies.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of Laserscope’s existing products. These expenses increased during the three month and six month periods ended June 30, 2002 compared to the same periods in 2001. The increase was driven by product development activity in the United States on the new Niagara PV laser as well as the Aura, Lyra, and Venus I-series lasers. While development of these lasers is nearly complete, the Company expects that sustaining engineering, clinical development, and development of new aesthetic and surgical products will cause amounts spent in research and development to decline only marginally in absolute terms in the remainder of the year relative to the prior quarter’s level.

Selling, general and administrative expenses increased during the quarter and six month periods ended June 30, 2002, compared to the corresponding periods in 2001. This was driven by expenses relating to the promotion of the Niagara PV laser and to a lesser extent, increased expenses in support of our aesthetic lasers. Laserscope expects amounts spent in selling, general and administrative expenses to increase during the remainder of 2002 as variable selling and marketing expenses increase.

Liquidity and Capital Resources:

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at June 30, 2002 and for the six months then ended (in thousands):

	June 30,	December 31,
	2002	2001

Cash and cash equivalents	$3,772	$3,408
Total assets	$27,820	$25,842
Total liabilities	$13,649	$12,070
Net working capital	$14,032	$13,336

The increase in cash and cash equivalents was due primarily to cash provided by operating and financing activities, partially offset by cash used by investing activities.

Cash provided in operating activities totaled $0.2 million. This was the combined result of the following sources: depreciation and amortization — $0.6 million; increase in accrued compensation — $0.4 million; increase in other current liabilities — $0.4 million; increase in deferred revenue — $0.3 million; increase in accounts payable — $0.2 million; decrease in other current assets — $0.1 million; decrease in inventory — $0.1 million; and net income — $0.1. These sources were partially offset by an increase in accounts receivable — $2.0 million.

Cash used in investing activities consisted of capital expenditures of $0.4 million.

Cash provided by financing activities consisted of sale of common stock under stock plans — $0.4 million; and an increase in short-term borrowing — $0.2 million; which was partially offset by payments on obligations under capital leases — $0.1 million.

Laserscope has in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2002. Credit is extended based on eligible accounts receivable and inventory. At June 30, 2002, we had approximately $4.1 million in borrowing capacity available against borrowings of $1.4 million outstanding and $1.1 million in letter of credit reserve requirements. This resulted in $1.6 million of unused borrowing capacity. As of June 30, 2002 we were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	our ability to effectively manage inventory and accounts receivable;

•	our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

•	our level of profitability;

•	our determination to acquire or invest in products and businesses complementary to ours; and

•	the market price for our common stock as it affects the exercise of stock options.

We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for the next twelve months, additional financing may be required for our currently envisioned long-term needs.

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

Insurance Reimbursement.

Demand for certain of our products depends on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’ and physicians’ decisions to purchase our products, adversely affecting our future sales.

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

As of July 31, 2002, we had 16,470,449 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Interest Rate Risk.

(See Item 3. — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q.)

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

Foreign Currency Risk

International revenues were 28% and 26% of total revenues in the three and six month periods ended June 30, 2002, compared to 29% and 34% during the comparable periods in 2001. International sales are made through international distributors and wholly-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

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

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on June 21, 2002.

(b)	The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

				Present but
	For	Withheld	Abstained	Not Voting

James R. Baumgardt	15,083,346	183,582	0	0
Robert C. Pearson	15,083,346	183,582	0	0
Rodney Perkins, M.D.	15,082,946	183,982	0	0
Robert J. Pressley, Ph.D.	15,082,946	183,982	0	0
Eric M. Reuter	15,083,346	183,582	0	0

(c)	The second matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance by 5,000,000 shares to an aggregate of 30,000,000 shares.	14,460,925	715,615	90,388	0

(d)	The third matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an amendment to the Company’s 1994 Stock Option Plan to increase the number of shares for issuance thereunder by 200,000 shares to an aggregate of 3,450,000 shares.	14,194,197	985,745	86,986	0

(e)	The fourth matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an amendment to the Company’s 1999 Employee Stock Purchase Plan to increase the number of shares for issuance thereunder by 150,000 shares to an aggregate of 650,000.	14,121,426	1,047,654	97,848	0

(f)	The fifth matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2002.	15,169,563	32,850	64,515	0

Item 5. Other Items

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant

/s/ Dennis LaLumandiere Dennis LaLumandiere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2002

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350