Form 10-Q
period 2002-09-30
LASERSCOPE
filed 2002-11-13
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002

or

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

Yes   [X]          No  [   ]

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2002 was 16,624,717.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Laserscope
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(thousands)	2002	2001

Assets
Current assets:
Cash and cash equivalents	$4,093	$3,408
Accounts receivable, net	9,893	8,427
Inventories	10,070	9,228
Other current assets	1,299	1,283

Total current assets	25,355	22,346
Property and equipment, net	2,000	2,067
Goodwill	655	655
Other assets	312	414

Total assets	$28,322	$25,482

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term bank loans	$1,200	$1,135
Accounts payable	3,123	2,821
Accrued compensation	1,716	1,588
Deferred revenue	1,239	1,031
Convertible subordinated debentures, current portion	232	—
Other current liabilities	3,127	2,435

Total current liabilities	10,637	9,010
Convertible subordinated debentures, net of current portion	2,768	3,000
Obligations under capital leases	71	60

Total long-term liabilities	2,839	3,060

Contingencies (Note 5)
Shareholders’ equity:
Common stock	55,490	54,712
Accumulated deficit	(39,570)	(39,843)
Accumulated other comprehensive loss	(949)	(1,332)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	14,846	13,412

Total liabilities and shareholders’ equity	$28,322	$25,482

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements Of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands, except per share amounts)	2002	2001	2002	2001

Net revenue	$10,479	$7,953	$30,428	$25,483
Cost of sales	4,822	4,154	14,578	12,954

Gross margin	5,657	3,799	15,850	12,529

Operating expenses:
Research and development	841	930	2,890	2,721
Selling, general and administrative	4,487	3,375	12,323	10,459

	5,328	4,305	15,213	13,180

Operating income (loss)	329	(506)	637	(651)
Interest and other expenses, net	(107)	(135)	(301)	(266)

Income (loss) before income taxes	222	(641)	336	(917)
Provision for income taxes	30	—	63	32

Net income (loss)	$192	$(641)	$273	$(949)

Basic net income (loss) per share	$0.01	$(0.04)	$0.02	$(0.06)

Diluted net income (loss) per share	$0.01	$(0.04)	$0.01	$(0.06)

Shares used in basic per share calculations	16,541	16,003	16,355	15,929

Shares used in diluted per share calculations	18,582	16,003	18,534	15,929

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(thousands)	2002	2001

Cash flows from operating activities:
Net income (loss)	$273	$(949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	887	859
Changes in assets and liabilities:
Accounts receivable, net	(1,277)	872
Inventories	(708)	(1,136)
Other current assets	23	(274)
Accounts payable	278	516
Accrued compensation	128	31
Deferred revenue	208	710
Other current liabilities	646	373

Net cash provided by operating activities	458	1,002

Cash flows from investing activities:
Acquisition of property and equipment	(538)	(719)

Net cash used in investing activities	(538)	(719)

Cash flows from financing activities:
Payments on obligations under capital leases	(202)	(252)
Proceeds from the sale of common stock under stock plans	778	134
Proceeds from bank loans	6,220	9,550
Repayment of shareholder notes	—	9
Repayment of bank loans	(6,155)	(9,252)

Net cash provided by financing activities	641	189

Effect of exchange rate changes on cash	124	(23)
Net increase in cash and cash equivalents	685	449
Cash and cash equivalents, beginning of period	3,408	2,698

Cash and cash equivalents, end of period	$4,093	$3,147

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$75	$287
Income taxes	$79	$10
Non-cash increase in obligations under capital leases	$172	$—
Acquisition of minority interest in affiliate in exchange for accounts receivable	$—	$555

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Condensed Consolidated Financial Statements:

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required for complete financial statements. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2001 included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full year.

2.	Inventories

Inventories were comprised of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$4,445	$4,743
Work-in-process	2,550	2,345
Finished goods	3,075	2,140

	$10,070	$9,228

3.	Net income (loss) per share

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

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands)	2002	2001	2002	2001

Numerator:
Net income (loss) used in computing basic and diluted net income (loss) per share	$192	$(641)	$273	$(949)
Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per share	16,541	16,003	16,355	15,929
Add: Dilutive potential common shares used in computing dilutive net income (loss) per share	2,041	—	2,179	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	18,582	16,003	18,534	15,929

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income (loss) per common share for the periods ended September 30, 2002 and 2001 because including them would have had an antidilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands)	2002	2001	2002	2001

Options to purchase common stock	1,389	2,959	1,317	2,989
Warrants to purchase common stock	—	459	—	459
Convertible debentures	2,400	2,400	2,400	2,400

	3,789	5,818	3,717	5,848

4.	Comprehensive income (loss)

Total comprehensive income (loss) during the periods ended September 30, 2002 and 2001 consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$192	$(641)	$273	$(949)
Translation adjustments	97	379	383	(23)

Comprehensive income (loss)	$289	$(262)	$656	$(973)

5.	Contingencies

The Company is at times a party to various legal proceedings and claims arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against the Company, management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on the Company’s financial position, results of operations, or future cash flows.

6.	Recent accounting pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this standard will have no impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2001 under the heading “Risk Factors”. Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We undertake no obligation to publicly release any revision to the forward-looking statements after the date of this document.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and nine months ended September 30, 2002 (in thousands, except for percentages):

	Three months ended					Nine months ended
	Sept 30, 2002		Sept 30, 2001%			Sept 30, 2002		Sept 30, 2001%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers	$4,415	42%	$3,489	44%	27%	$13,194	43%	$11,735	46%	12%
Instruments & disposable supplies	4,642	44%	3,129	39%	48%	12,950	43%	9,494	37%	36%
Service	1,422	14%	1,335	17%	7%	4,284	14%	4,254	17%	1%

Total net revenues	$10,479	100%	$7,953	100%	32%	$30,428	100%	$25,483	100%	19%
Gross margin	$5,657	54%	$3,799	48%	49%	$15,850	52%	$12,529	49%	27%
Research & development	$841	8%	$930	12%	(10)%	$2,890	9%	$2,721	11%	6%
Selling, general & admin.	$4,487	43%	$3,375	42%	33%	$12,323	40%	$10,459	41%	18%

(a)	expressed as a percentage of total net revenues.

Net revenues increased for the three month and nine month periods ended September 30, 2002 relative to the corresponding periods of 2001.

Revenues from the sales of laser systems increased during the three-month and nine-month periods ended September 30, 2002 relative to the same periods in 2001. While unit sales increased 16% and 23%, respectively, for the three and nine-month periods ended September 30, 2002 relative to the same periods in 2001, average selling prices decreased. This price decrease is due to a change in the mix of laser types sold, as well as our distribution agreement with McKesson Corp. The distribution arrangement with McKesson Corp. was implemented during the first quarter of 2001, and unit volumes through that channel were lower in the start-up period than in the first three quarters of 2002. We expect that sales of aesthetic lasers will continue to be a major source of revenue. In addition, as the year progresses, we anticipate increasing the sales of Niagara PVTM lasers. The Niagara PV is a surgical laser used for the treatment of benign prostatic hyperplasia (BPH). Our first revenue shipments of the Niagara PV laser were in the three month period ended March 31, 2002 during which we sold six units. We sold nine of these units in each of the three-month periods ended June 30, 2002 and September 30 2002.

Revenues from the sales of instrumentation and disposable supplies increased during the three and nine months ended September 30, 2002 compared to the corresponding periods in 2001. The increases are driven by the higher laser unit volumes and the associated increase in volume of accessories that are sold with lasers. We expect revenues from the sales of instrumentation and disposable supplies to incrementally increase as we ship more Niagara PV lasers and experience the corresponding recurring revenue from sales of the Niagara PV’s single-use fiber optic energy delivery device.

Our service revenues increased during the three and nine-month periods ended September 30, 2002 compared to the same periods in 2001. Increased service revenues were primarily experienced internationally as a result of an increase in the number of billable service calls performed. We believe that future service revenues primarily depend on increases to the installed base of lasers as well as the acceptance of its service contracts by our customers.

Gross margin as a percentage of revenues during the quarter and nine months ended September 30, 2002 increased six percentage points and increased three percentage points, respectively, relative to the corresponding periods of 2001. This was due to lower manufacturing overhead rates resulting from a higher volume of product manufactured. We expect that gross margin as a percentage of revenues for the remainder of 2002 may vary from preceding quarters as product and distribution mix may vary.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. These expenses decreased during the three month period ended September 30, 2002, but increased during the nine month period ended September 30, 2002 compared to the same periods in 2001. The increase during the nine-month period was due primarily to higher expenses for clinical evaluation of the Niagara laser during the early part of the year. The decrease for the quarter was primarily driven by a redirection of efforts from product development to sustaining engineering. We expect amounts spent in research and development to increase only marginally in absolute terms in the remainder of the year relative to the third quarter’s level.

Selling, general and administrative expenses increased during the quarter and nine-month periods ended September 30, 2002, compared to the corresponding periods in 2001. The nine-month period was impacted by an approximate $1 million increase in expenses relating to the promotion of the Niagara PV laser and to a lesser extent, increased expenses in support of our aesthetic lasers as well as an increase in legal expenses. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2002 as variable selling and marketing expenses increase with higher sales volumes and administrative expense is marginally impacted by higher legal expenses.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at September 30, 2002 and for the nine months then ended (in thousands):

	September 30,	December 31,
	2002	2001

Cash and cash equivalents	$4,093	$3,408
Total assets	$28,322	$25,482
Total liabilities	$13,476	$12,070
Net working capital	$14,718	$13,336

The increase in cash and cash equivalents was due primarily to cash provided by operating and financing activities, partially offset by cash used by investing activities.

During the nine months ended September 30, 2002, cash provided by operating activities totaled $0.5 million. This was the combined result of the following sources: depreciation and amortization — $0.9 million; increase in other current liabilities — $0.6 million; net income — $0.3 million; increase in accounts payable — $0.3 million; increase in deferred revenue — $0.2 million; increase in accrued compensation — $0.1 million; These sources were partially offset by an increase in accounts receivable — $1.3 million, due to higher revenues in the quarter ended September 30, 2002 versus those of the quarter ended December 31, 2001 as well as timing of collections in Europe. Sources of cash were also partly offset by an increase in inventory — $0.7 million.

During the nine months ended September 30, 2002, cash used in investing activities consisted of capital expenditures of $0.5 million.

During the nine months ended September 30, 2002, cash provided by financing activities consisted of the sale of common stock under stock plans — $0.8 million; and an increase in short-term borrowing — $0.1 million; which was partially offset by payments on obligations under capital leases — $0.2 million.

We have in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2003. The line of credit bears interest at a rate equal to the prime rate plus 1.5%. Credit is extended and secured based on eligible accounts receivable and inventory. At September 30, 2002, we had approximately $3.3 million in borrowing capacity available against borrowings of $1.2 million outstanding and $1.1 million in letter of credit reserve requirements. This resulted in $1.0 million of unused borrowing capacity. As of September 30, 2002, we were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	our ability to effectively manage inventory and accounts receivable;

•	our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

•	our level of profitability;

•	our determination to acquire or invest in products and businesses complementary to ours; and

•	the market price for our common stock as it affects the exercise of stock options and sale of common stock under stock plans.

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

Risk Factors:

Our business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report and in the other documents we file with the SEC.

Limited Working Capital; Potential Need to Raise Additional Capital.

Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	Our ability to manage effectively non-cash assets such as inventory and accounts receivable;

•	Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

•	Our level of profitability; and

•	Our determination to acquire or invest in products and businesses complementary to ours.

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

In August 2002, the Center for Medicare and Medicaid Services (CMS) announced proposed plans to reduce the 2003 reimbursement rates for a number of hospital outpatient procedures by reducing the payments paid under certain APC (Ambulatory Payment Classification) reimbursement codes. In November 2002, the Center for Medicare and Medicaid Services (CMS) announced its final rule with respect to APC (Ambulatory Payment Classification) reimbursement codes to be implemented in January 2003. One of the APC codes that was affected is currently being used by hospitals to bill Medicare for the PVP procedures. The reimbursement level for this code will be reduced approximately by 28% for the hospital site of service for Medicare patients.

This reduction will likely have a short-term adverse effect on the adoption and sales growth of the PVP procedure in the United States as some hospital-based customers who would normally consider adopting the PVP procedure delay their purchases or adoption until the reimbursement climate becomes more attractive. In addition, there are no assurances that CMS nor other reimbursement setting agencies will not change the classification of the PVP procedure to a reimbursement code or codes that that further negatively impact the adoption of the procedure in either the hospital outpatient or other settings.

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

Intellectual Property Infringement Claims.

From time to time we receive notices from others claiming we are infringing their patent or other intellectual property rights. Responding to any infringement claim, regardless of its validity, could:

•	be time-consuming to defend;

•	result in costly litigation;

•	divert management’s time and attention from developing our business;

•	require us to enter into royalty and licensing agreements that we would not normally find acceptable;

•	require us to stop selling or to redesign our products; and

•	require us to pay money as damages or to satisfy indemnification obligations that we have with our customers.

If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Failure to Attract or Retain Key Personnel Can Adversely Affect Results.

We depend upon the efforts and abilities of a number of current key personnel. The loss of services of any of our key personnel, the inability to retain and attract qualified personnel in the future, or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. If we are unable to attract and retain key employees it would have a material adverse effect on our business, financial condition and results of operations.

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

Product Liability Risk; Limited Insurance Coverage.

Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on Laserscope’s financial position, results of operations or future cash flows.

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

Natural Catastrophic Events; Terrorism and Other Manmade Problems.

Our corporate headquarters, including our research and development operations, our manufacturing facilities, and our principal sales, marketing and service offices, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

The stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Our business is subject to the effects of general economic conditions in the United States and globally. Factors not directly related to Laserscope’s performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may also have an adverse impact on the market price of our common stock.

As of October 31, 2002, we had 16,624,717 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Legal Proceedings.

Laserscope is a party to a number of legal proceedings and claims arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations, or future cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments, outstanding debt balances and foreign currency fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in interest rates and foreign currency values.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2002 and 2001 we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk

Our International revenues were 24% and 25% of total revenues in the three and nine month periods ended September 30, 2002, compared to 27% and 32% during the comparable periods in 2001. Our International sales are made through international distributors and wholly-owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

10.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE

Registrant

/s/ Dennis LaLumandiere

Dennis LaLumandiere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 13, 2002

CERTIFICATIONS

I, Eric M. Reuter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Laserscope;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Eric M. Reuter

Eric M. Reuter Chief Executive Officer (Principal Executive Officer)

I, Dennis LaLumandiere, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Laserscope;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ Dennis LaLumandiere

Dennis LaLumandiere Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350