Form 10-K
period 2002-12-31
LASERSCOPE
filed 2003-03-27
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, no par value
Common Share Purchase Rights
(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $55,325,673 as of June 28, 2002, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 16,930,432 shares of Registrant’s Common Stock issued and outstanding as of March 13, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
INTRODUCTORY STATEMENT AND REFERENCES
REFERENCES
PART I
EXECUTIVE OFFICERS OF THE COMPANY
PART II
RISK FACTORS
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
LASERSCOPE
SCHEDULE II LASERSCOPE VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
EXHIBIT 3.3
EXHIBIT 10.20A
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 99.1
EXHIBIT 99.2

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 27, 2003.

INTRODUCTORY STATEMENT AND REFERENCES

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

      The following are registered trademarks of Laserscope, which may be mentioned in this report:

Laserscope;
Dermastat;
KTP/532; and
MicroBeam.

      The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

AccuStat;	Lyra;
ADD;	Lyra “i”;
ADDStat,	Lyra XP;
Aura;	MicronSpot;
Aura SL;	Microstat;
Aura XP;	PVP;
Aura “i”;	SmartConnector;
Coolspot;	StarPulse; and
Dermastat;	Venus.
Endostat;
Venus “i”;
VersaStat;
VersaStat “i”;
Orion;
Model 630 PDT Dye Module;
Model 630XP PDT Dye Module;
800 Series KTP/ YAG Surgical Laser System; and
SmartScan.

PART I

Item 1.	Business

General Overview of Business

      Laserscope designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers and advanced fiber-optic devices for a wide variety of applications. Our product portfolio consists of more than 150 products, including KTP/532, Nd:YAG, Er:YAG, and Dye medical laser systems and related energy delivery devices.

      Our primary medical markets include dermatology, aesthetic surgery and urology. Our secondary markets include ear, nose and throat surgery, general surgery, gynecology, photo-dynamic therapy and other surgical specialties.

Mission

      Our corporate mission is to improve the quality and cost effectiveness of health care by providing safe, innovative and minimally invasive surgical systems.

History

      Laserscope is a California corporation that was founded in 1982 and shipped its first product in 1984. During its initial years, the Company was funded by several venture capital firms and by E.I. du Pont de Nemours & Company. We received the first in a series of U.S. regulatory clearances in 1987 and completed our initial public offering in December 1989.

Market Focus

      According to industry sources, over 13 million U.S. men were diagnosed with Benign Prostatic Hyperplasia (BPH) in 2001, over 2 million of them required treatment, and approximately 180,000 were treated surgically. The number of surgical treatments is expected to grow to over 400,000 by 2006 as the total number of patients requiring treatment grows from 2.1 million in 2001 to 3.7 million in 2006. Because other current treatment options for BPH require longer recovery periods and result in a higher incidence of complications, the Company believes that many doctors and patients may choose its fast, virtually bloodless and minimally invasive Photo Vaporization of the Prostate, (“PVPTM”) procedure. Clinical results have shown that the procedure provides immediate and complete symptom relief with an extremely low incidence of side effects.

      Laserscope began selling the PVP laser system and related disposable fiber-optic delivery devices used in the PVP procedure in the first quarter of 2002. Since that time, the Company has sold 32 laser systems and 3,450 disposable fiber-optics. This sales growth shows continuing penetration of each of the target markets, which are U.S. hospitals and clinics, U.S. mobile service providers and international customers

      We entered the dermatology/aesthetic surgery market in the mid 1990’s with several, highly versatile laser systems. Laserscope has developed the unique VersaStat “i” handpiece for its aesthetic lasers. It allows the operator to continuously and easily adjust the spot size of the laser from 1 to 5mm without changing handpieces. The Aura “i” is intended for the treatment of vascular lesions, red veins on the face and legs, port wine stains and pigmented lesions such as lentigos and sun-damage. Our Lyra “i” is FDA cleared for the treatment of wrinkles, leg veins, vascular lesions, pseudofolliculitis (shaving bumps) and hair removal on all skin types. A new application for Laserscope technology is the combined use of the Aura and the Lyra lasers in a procedure known as Enhanced Skin Rejuvenation. Enhanced Skin Rejuvenation uses both wavelengths to improve appearance by addressing facial wrinkles as well as treating age spots and red facial veins. Our Venus is used for skin resurfacing (wrinkle removal) and laser peels to reduce wrinkles and improve skin tone. As a percentage of total revenues in 2002, the dermatology/aesthetic surgery market accounted for approximately 69% of revenues.

      Our products are also used in several other applications. Since the early 1990’s, the ear, nose and throat (ENT), gynecology (OB/ GYN) and general surgery specialties have continued to represent markets into which we sell our broad range of laser systems and the majority of our energy delivery devices and surgical instruments. As a percentage of total revenues in 2002 these markets accounted for approximately 31% of our total revenues.

Products

Laser Platforms:

      Our PVP System is a KTP single wavelength laser used for Photo Vaporization of the Prostate, a procedure to treat benign prostatic hyperplasia (“BPH”). BPH is a non-cancerous enlargement of the prostate, the male’s walnut-size gland located just below the bladder, which squeezes the urethra as it grows and restricts the flow of urine. BPH is a condition which increases in incidence as the male population ages, and it is estimated that 30 million men worldwide have this condition.

      Our Lyra “i” and Lyra XP laser systems are compact Nd:YAG, single wavelength lasers used primarily for aesthetic procedures, including hair removal, wrinkle treatments and leg vein treatments in physician offices. These lasers are cleared by the FDA for hair removal on all skin color types and were the first lasers cleared for market by the FDA for treatment of pseudo folliculitis barbae (“PFB”), commonly referred to as “shaving bumps,” “razor bumps” or “ingrown hairs.” PFB is a condition that has an incidence estimated from 20-60 percent in African-American men and is of particular concern in the military services.

      Our Aura “i” laser systems are compact, highly portable, KTP/532 single wavelength lasers designed for office use. The Aura series laser’s integrated StarPulse feature is designed for the treatment of benign vascular and pigmented lesions, including leg and facial telangiectasia (spider-like veins) and pigmented lesions such as age-spots or lentigos. It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.

      Our Orion Laser System is a mid-size, more powerful system for outpatient surgical centers and hospitals. It features dual KTP/532 and Nd:YAG wavelengths as well as StarPulse. The range of applications includes ENT, OB/ GYN, urology, general surgery, neurosurgery, orthopedics, spine surgery, aesthetic surgery and dermatology. Both the Aura and Orion systems are available with SmartScan, a microprocessor-controlled beam-scanning device.

      Our Venus “i” Erbium:YAG Laser System is among the most compact and powerful, commercially available Erbium lasers for micro-laser peels, skin resurfacing and acne scar resurfacing. Venus is one-half the size and weight of most other Erbium systems on the market.

      Our 800 Series KTP/ YAG Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, general surgery, and other surgical specialties. The KTP/532 beam surgically cuts, vaporizes and coagulates tissue with minimal disruption to adjacent areas. Cutting and vaporization are achieved hemostatically, making the system effective for endoscopic as well as open surgical procedures. Complementing the KTP/532 beam is the Nd:YAG infrared beam, which provides deep coagulation and powerful ablative capabilities. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope’s PDT laser dye module, enabling photo-dynamic therapy applications.

      Laserscope’s PDT systems include the Model 630 and 630XP PDT Dye Modules. The Model 630 Dye Module provides 3.2 watts of power while the Model 630 XP Dye Module provides 7.0 watts of power. Both systems operate at 630 nm for photoactivation of Photofrin, a photodynamic therapy drug, and are portable and may be tunable to other wavelengths.

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

International Business

      Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total sales. Approximately 26% of Laserscope’s 2002 revenues were derived from its international operations including export sales, compared to 35% in 2001 and 38% in 2000. We expect that international sales will continue to represent a significant percentage of net revenue in 2003.

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

Service and Support

      We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. Although most systems covered by this guarantee have achieved a 99.0% uptime rate to date, we cannot assure that we can maintain such uptime rates in the future.

Research and Development

      We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. Therefore, we intend to continue to invest significant amounts in research and development. Research and development expenditures totaled $3.8 million, $3.8 million and $3.3 million in the fiscal years ended 2002, 2001 and 2000, respectively.

      Our current research and development programs are directed toward the development of new laser systems and delivery devices.

Manufacturing

      We manufacture in the United States the laser resonators, system chassis and certain accessories including disposable products and re-usable hand pieces used in our laser systems. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2003.

      A challenge we have been recently experiencing relates to some of our component suppliers. Our commitment to delivering a quality product for the PVP procedure has stretched some of our vendors to the point where we were unable to fulfill our PVP laser backlog during early 2003 due to a shortage of some critical components. We are working with these suppliers to overcome these issues and are also in the process of developing alternative supply sources for these components. As a result of the components shortage which has delayed shipments of PVP lasers and the typical seasonal decline in elective procedures during the holiday season, we expect procedure volume and fiber-optics sales during the first quarter of 2003 to be lower than in the fourth quarter of 2002 but to improve during the second quarter.

Employees

      At December 31, 2002, Laserscope had 178 employees. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand.

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

Patents and Licenses

      While we believe the patents that we have and for which we have applied are of value, other factors are of greater competitive importance. We currently hold approximately 30 patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, and laser resonators. We have also licensed certain technologies from others. For more information regarding patents and licenses, please see Risk Factors — Reliance on Patents and Licenses.

Environmental Regulation

      Our operations are also subject to various federal, state and local environmental protection regulations governing the use, storage, handling and disposal of hazardous materials, chemicals and certain waste products. In the United States, we are subject to the federal regulation and control of the Environmental Protection Agency. Comparable authorities are involved in other countries. We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.

      Although we believe that our safety procedures for using, handling, storing and disposing of such materials comply with the standards required by state and federal laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

Dependence on Single-Source Suppliers and Certain Third Parties

      Certain of the components used in our laser products, including certain optical components, are purchased from single sources. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect our ability to manufacture lasers.

Backlog

      As of December 31, 2002 and 2001, we had firm orders in our backlog worth approximately $1.8 million and $1.4 million, respectively. We completely exhausted in 2002 the backlog that existed at the end of 2001, and we plan to completely exhaust during 2003 the backlog that existed at the end of 2002.

Dispositions

      On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG to sell its interest in NWL. The sale had an effective date of January 1, 2000. NWL continued to distribute Laserscope’s products until January of 2002 when their distribution agreement was terminated.

EXECUTIVE OFFICERS OF THE COMPANY

      The following sets forth certain information with respect to the executive officers of the Company as of December 31, 2002:

Name	Age	Position

Robert J. Pressley, Ph.D.	70	Chairman of the Board of Directors
Eric M. Reuter	41	President, Chief Executive Officer and Director
Robert L. Mathews	57	Executive Vice President
Ken Arnold	33	Vice President, Research and Development
Van Frazier	50	Vice President, Quality and Regulatory Affairs
Dennis LaLumandiere	49	Vice President, Finance, Chief Financial Officer and Secretary
Robert Mann	45	Vice President, North American Sales and Marketing
Kerrick Securda	63	Vice President, Global Marketing and Business Development

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

      Robert L. Mathews joined Laserscope as Executive Vice President in August 1999. Before joining Laserscope, from December 1998 to August 1999, he was Executive Vice President & General Manager of the MasterPlan Division of COHR, Inc., a management consulting and independent service organization. From April 1997 to December 1998, he was Vice President and General Manager of Diasonics Vingmed Ultrasound, Inc., a medical device manufacturer. From April 1996 to April 1997, he was Senior Director, Corporate Accounts at Spacelabs Medical, Inc., a medical device manufacturer. From May 1995 to April 1996, Mr. Mathews was a self employed business consultant and from February 1994 to May 1995 he was President and Chief Executive Officer of Resonex Holdings Ltd., a medical device manufacturer.

      Ken Arnold joined Laserscope as a Manufacturing Engineer in March 1996. Mr. Arnold served as a Design Engineer from April 1997 to July 1999, Director of Engineering and Technology from July 1999 to October 2001 and as Vice President of Research and Development since October 2001. Prior to joining Laserscope, from 1993 to 1996, he was a Program Manager and Design Engineer at United Defense LP, a major defense contractor.

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

      Robert Mann joined Laserscope in May 2001 as Director of Physician Practice Enhancement. Mr. Mann served as Senior Director of North American Aesthetic Sales from December 2001 to October 2002, and was appointed Vice President , North American Sales and Marketing in October 2002. Prior to joining Laserscope, Mr. Mann served as National Director of Operations for Vanishing Point Medical Group, a Multi-Specialty Laser Aesthetics practice from January 1999 to May 2001, Vice President of Operations at Pasqua Coffee, a retail food service company, from January 1989 to May 1998 and as Vice President of Operations at Mrs. Fields Cookies, a retail food service company, from April 1981 to May 1998.

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

      Laserscope leases two buildings aggregating approximately 40,000 square feet in San Jose, California under leases expiring in September 2005. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We believe that these facilities are suitable for our current operations and are adequate to support those operations through at least the end of 2003. We also lease offices in the United Kingdom and France where our local sales and marketing staff are based.

Item 3.	Legal Proceedings

      Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 13, 2003, Laserscope had approximately 700 shareholders of record.

      The following table shows Lasercope’s high and low selling prices for the years ended December 31, 2002 and December 31, 2001 as reported by the Nasdaq National Market System:

	2002

	High Bid	Low Bid

First Quarter	$4.47	$2.40
Second Quarter	$6.00	$3.51
Third Quarter	$4.96	$3.26
Fourth Quarter	$4.88	$3.25

	2001

	High Bid	Low Bid

First Quarter	$1.81	$0.94
Second Quarter	$2.50	$0.90
Third Quarter	$2.18	$1.35
Fourth Quarter	$2.85	$1.38

      We have not paid dividends on our common stock and have no present plans to do so. Provisions of our bank line of credit prohibit the payment of dividends without the bank’s consent.

      To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933, as amended, to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of Laserscope common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of Laserscope common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing. The warrants are convertible into shares of Laserscope’s common stock at $1.25 per share and expire in 2005.

      On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance Capital Group, Inc. with gross proceeds to Laserscope of $3.0 million. The debentures mature seven years from issuance and bear an interest rate of 8.00%. The debentures are convertible into Laserscope common stock with an initial conversion price, which is subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005.

      On March 18, 2003, Renaissance Capital Group, Inc. and the Company agreed to amend the terms of the convertible debentures agreement. Principal payments are to start on August 11, 2003 instead of February 11, 2003. No other terms of the agreement are changed. In this amendment to the agreement, Renaissance also gave notice that it will convert debentures with a face value of $200,000 into shares of Laserscope common stock on March 31, 2003.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. In the event that we are unable to satisfy any of these covenants, then we would be in default, and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2002 our interest coverage was 6.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2002, we were in compliance with the provisions of the covenants.

      The proceeds from both of these financings were used for general corporate working capital purposes.

Item 6.	Selected Financial Data

Consolidated Statement of Operations Data

	2002	2001	2000(1)	1999(2)	1998(3)(4)

	(Thousands, except per share amounts)
Net revenues	$43,088	$35,087	$35,399	$40,990	$52,728
Net income (loss)	323	(829)	186	(7,573)	(9,796)
Basic and diluted net income (loss) per share	0.02	(0.05)	0.01	(0.60)	(0.79)

Consolidated Balance Sheet Data (at end of period):

	2002	2001	2000(1)	1999(2)	1998(3)(4)

	(Thousands, except per share amounts)
Cash & cash equivalents	$4,661	$3,408	$2,698	$1,449	$1,456
Working capital	15,652	13,336	14,793	6,806	13,722
Total assets	29,163	25,482	24,087	28,956	36,593
Capital leases (excluding current portion)	60	60	277	534	1,012
Other long term debt	2,853	3,000	3,000	862	1,693
Shareholders’ equity	15,482	13,412	14,114	12,047	18,671

(1)	The Company sold its ownership interest in NWL Laser-Technologie GmbH effective January 1, 2000.

(2)	The Company recorded a $750,000 obsolete inventory provision in the quarter ended June 30, 1999.

(3)	The Company sold assets and liabilities related to its AMS product line on November 9, 1998 at a loss of $1.1 million.

(4)	The Company recorded a $2.1 million obsolete inventory provision in the quarter ended December 31, 1998.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Revenue Recognition. We derive our revenue from primarily two sources (i) product revenue which includes lasers, instrumentation, and disposables and (ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, remaining obligations are insignificant, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a pro rata basis over the period of the applicable service contract.

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

      Warranties. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our warranty obligation based on product failure rates over the last twelve months and the actual material usage and service delivery costs experienced in correcting those failures. However, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

      Valuation of Long-Lived and Intangible Assets and Goodwill. In July 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and as a result do not amortize goodwill. Instead, we test goodwill for impairment at the reporting unit level, at least annually, by determining the fair value of the reporting unit and comparing it with its book value. A reporting unit is the lowest level of an entity that is a business and can be distinguished from other activities, operations, and assets of the entity. If, during the annual impairment review, the book value of the reporting unit exceeds the fair value, the implied fair value of the reporting unit’s goodwill is compared with the carrying amount of the unit’s goodwill. If the carrying amount exceeds the implied fair value, goodwill is written down to its implied fair value. SFAS No. 142 requires management to estimate the fair value of the assets and liabilities of each reporting unit, other than goodwill. The implied fair value of goodwill is determined as the difference between the fair value of a reporting unit, taken as a whole, and the fair value of the assets and liabilities of such reporting unit.

      We review other long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Events which could trigger an impairment review include, among others, a decrease in the market value of an asset, the asset’s inability to generate income from operations and positive cash flow in future periods, a decision to change the manner in which an asset is used, a physical change to the asset or a change in business climate. We calculate estimated future undiscounted cash flows, before interest and taxes, of the related operation and compare it to the carrying value of the asset in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based upon a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists.

      Future adverse changes in market conditions or poor operating results of a related reporting unit may require us to record an impairment charge in the future. The effect of a change in our estimates and assumptions related to goodwill could be on impairment loss equal to as much as the total of goodwill we have reported, which is $655,000.

      Functional Currency. We have a foreign subsidiary in France which sells to customers in France, and we also have a subsidiary in the UK which sells to customers in all of Europe, except France, as well as customers in Pacific Rim countries. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into United States Dollars. Our two subsidiaries maintain their accounting records in their functional currencies which are also their respective local currencies, the Euro and the British Pound Sterling. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of it transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since our two subsidiaries’ functional currencies are deemed to be the local currencies, then any gain or loss associated with the translation of those subsidiaries’ financial statements is included in cumulative translation adjustments. If in the future we determine that there has been a change in the functional currency of a subsidiary from its local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

      Income Tax. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate.

Financial Review — Results of Operations

      The following table sets forth certain data from Laserscope’s consolidated statements of operations, expressed as a percentage of net revenues:

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of products and services	48.4	50.5	52.5

Gross margin	51.6	49.5	47.5
Operating expenses:
Research and development	8.9	10.7	9.3
Selling, general and administrative	40.9	40.0	36.7

	49.8	50.7	46.0
Operating income (loss)	1.8	(1.3)	1.5
Interest expense and other, net	(0.9)	(1.0)	(1.0)

Income (loss) before income taxes	0.9	(2.3)	0.5
Provision for income taxes	0.2	0.1	—

Net income (loss)	0.7%	(2.4)%	0.5%

      We sell our products to hospitals, outpatient surgery centers, pay-per-use providers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. In the United States, we sell through our direct sales force as well as through a distributor, McKesson Corporation Medical Group. We also generate export sales through our wholly owned subsidiaries in the United Kingdom and France and sell to independent distributors in the rest of the world.

      We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, these conditions represent significant risks to our performance.

      International sales accounted for 26%, 35% and 38% of our net revenues for 2002, 2001 and 2000, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A large portion of our international sales occur through our foreign subsidiaries and the remainder result from exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally. These risks could harm our financial condition, results of operations and future cash flows.

      Through December 31, 2002, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in U.S. Dollars for the rest of the world. During 2002, 2001 and 2000 fluctuations in foreign currencies did not materially affect the results of operations reported by Laserscope. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in U.S. Dollars represented over 88% of total revenues in 2002, 86% in 2001 and 85% in 2000, market risk exists in foreign countries where we sell in U.S. Dollars, and where a major strengthening of the U.S. Dollar could have a material negative impact on our business. In January 1999, our subsidiary in France began to denominate its sales and report its financial statements in the Euro. Through 2002, we had not sustained any material adverse impact from the introduction of the Euro. However, any major strengthening of the U.S. Dollar against the Euro or the British Pound Sterling could have a material adverse impact on our business.

      Please refer to the “Risk Factors” section of this Annual Report for further discussion on these and other risks associated with our business.

      The following table contains selected income statement information for Laserscope for the years ended December 31, 2002, 2001 and 2000:

	Twelve Months Ended

	Dec. 31, 2002		Dec. 31, 2001		Dec. 31, 2000		% Change

	Amount	%(a)	Amount	%(a)	Amount	%(a)	2002-2001	2001-2000

Revenues from sales of:
Lasers & Instrumentation	$29,842	69%	$23,593	67%	$22,932	65%	26%	3%
Disposable supplies	7,420	17%	5,671	16%	6,762	19%	31%	(16)%
Service	5,826	14%	5,823	17%	5,705	16%	—%	2%

Total net revenues	$43,088	100%	$35,087	100%	$35,399	100%	23%	(1)%
Gross margin:
Product	$20,430	55%	$15,603	53%	$14,780	50%	31%	6%
Service	1,824	31%	1,749	30%	2,045	36%	4%	(14)%

Total gross margin	$22,254	52%	$17,352	49%	$16,825	48%	28%	3%
Research & development	$3,837	9%	$3,756	11%	$3,284	9%	2%	14%
Selling, general & admin.	$17,626	41%	$14,043	40%	$13,005	37%	26%	8%
Net income (loss)	$323	1%	$(829)	2%	$186	1%	139%	546%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

2002 Results Compared to 2001

      During 2002, total revenues increased approximately $8.0 million, or 23%, from 2001.

      During 2002, revenues from the sales of laser equipment and instrumentation increased 26% to $29.8 million, or 69% of total net revenues, compared to $23.6 million, or 67%, of total net revenues in 2001. Increases in revenues from sales of laser equipment and instrumentation resulted from higher unit shipments, although at lower average selling prices, due to increased aesthetic laser shipments as well as the introduction of the PVP laser. In addition, as we sold more aesthetic lasers, we also sold more instruments that are used with the aesthetic lasers. The U.S. distributor relationship which we formed with McKesson Corporation effective December 2000 contributed to the higher aesthetic laser sales. We believe that we will continue to see moderate increases in our sales of lower-priced office-based aesthetic lasers in all geographic markets. In 2003, we believe that overall laser sales will increase due to sales of our new PVP laser for treatment of benign prostatic hyperplasia.

      Net revenues from shipments of disposable supplies were 31% higher in 2002 than 2001, and were approximately $7.4 million, or 17%, of total revenues in 2002, compared to approximately $5.7 million, or 16% of total revenues in 2001. The increase is principally due to the January 2002 introduction of the PVP laser which has led to increased fiber-optic sales.

      Until recently, our sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers used in hospitals for non-aesthetic procedures. This had resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. However, with the introduction of the PVP laser we sold approximately 3,500 disposable fiber-optic delivery devices in 2002 which has increased our disposables revenue. We believe that our future sales of instrumentation and disposable supplies depend on our ability to increase our installed base of systems and also to develop and promote surgical procedures that use these products.

      Service revenues during 2002 were even with 2001. These revenues were $5.8 million, or 14%, of total net revenues in 2002, compared to $5.8 million, or 17%, of total net revenues in 2001. Higher service revenues at our foreign subsidiaries were offset by marginally lower service revenues in the U.S. We believe that future revenues will depend on increases to the installed base of lasers as well as the acceptance of service contracts by our customers.

      Product gross margin as a percentage of net product revenues was 55% in 2002 compared to 53% in 2001. Higher product gross margin is primarily due to an increase in domestic laser sales relative to international laser sales in 2002 versus 2001. Historically, domestic product sales have higher margins than international product sales. We expect that product gross margin, as a percentage of net revenues in 2003, will be at levels similar to 2002. However, we expect that these amounts may vary from quarter to quarter during 2003 and will depend on product demand and distribution mix.

      Gross margin from service activities as a percentage of net service revenues was 31% in 2002 compared to 30% in 2001. The increase reflects a decrease in overhead costs for material and labor relative to revenue. We expect that gross margin, as a percentage of net revenues from service activities in 2003, will be similar to 2002 levels.

      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. In 2002, amounts spent on research and development increased 2% from amounts spent in 2001. This was due to an increase of $117,000 in clinical trials associated with the PVP laser, the introduction of the i-series aesthetic lasers, which are an upgrade of existing products, as well as continuing refinements to other products. We expect that amounts spent in research and development during 2003 will, as a percentage of net revenues, be higher than that which was spent in 2002.

      Selling, general and administrative expenses increased 26% in 2002 compared to 2001. This was due primarily to an increase in headcount as we increased the size of our sales force, higher commission expense following from an increase in revenue, and higher travel expense. In addition, legal expenses were higher than last year as a result of increased litigation activity. We expect selling, general and administrative expenses during 2003 to be at similar levels to 2002, as we continue to invest in educational support as well as marketing programs for the PVP and other lasers.

      In 2002, we recorded an income tax provision of $86,000 because of the profitability of our UK subsidiary. The U.S. operations reported a slight profit and the French subsidiary reported a net loss in 2002. The U.S. and the French entity have significant net operating loss carry forwards. In 2001, we recorded a tax provision of $45,000 for our U.K. subsidiary. Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate in 2002 and 2001 for our entities that had net operating losses.

2001 Results Compared to 2000

      During 2001, total revenues decreased approximately $0.3 million, or 1%, from 2000.

      During 2001, revenues from the sales of laser equipment and instrumentation increased 3% to $23.6 million, or 67% of total net revenues, compared to $22.9 million, or 65%, of total net revenues in 2000. Increases in revenues from sales of laser equipment and instrumentation resulted from higher unit shipments of lasers and corresponding higher shipments of scanning equipment and hand pieces which are used with the lasers. This was partly offset by lower average selling prices for the lasers due to higher aesthetic laser shipments and lower non-aesthetic laser shipments in 2001 than in 2000. The U.S. distributor relationship which we formed with McKesson Corporation effective December 2000 contributed to the higher aesthetic laser unit sales.

      Net revenues from shipments of disposable supplies were 16% lower in 2001 than 2000, and were approximately $5.7 million, or 16%, of total revenues in 2001, compared to approximately $6.8 million, or 19% of total revenues in 2000. The decrease is principally due to reduced shipments of disposable fiber-optic devices for hospital surgical procedures in the United States and the Pacific Rim.

      Service revenues during 2001 were 2% higher than 2000. These revenues were $5.8 million, or 17%, of total net revenues in 2001, compared to $5.7 million, or 16%, of total net revenues in 2000. The increase is primarily due to higher service revenues at our foreign subsidiaries partly offset by marginally lower service revenues in the U.S.

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

      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. In 2001, amounts spent on research and development increased 14% from amounts spent in 2000. The increase was due to final efforts necessary to bring the PVP laser to market.

      Selling, general and administrative expenses increased 8% in 2001 compared to 2000. The increase in spending primarily results from increased sales expenses as we increased our selling efforts.

      In 2001, we recorded an income tax provision of $45,000 because of the profitability of our UK subsidiary. The U.S. and French entities reported net losses in 2001 and both have significant net operating loss carry forwards. Consequently, no income tax provision was recorded for these entities in 2001. In 2000, we recorded no income tax provision due to the availability of net operating loss carry forwards. Due to a history of operating losses, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate in 2001 and 2000 for our entities that had net operating losses.

Financial Review — Liquidity and Capital Resources

      The following table contains selected balance sheet information at December 31, 2002 and 2001 (in thousands):

	December 31,	December 31,
	2002	2001

Cash and cash equivalents	$4,661	$3,408
Total assets	$29,163	$25,482
Working capital	$15,652	$13,336

      The net increase in cash and cash equivalents in 2002 compared to 2001 was due primarily to cash provided by operating activities.

      Cash provided by operating activities in 2002 totaled $1.8 million. This was the combined result of the following sources: Net income of $0.3 million; deferred revenue — $0.4 million; other accrued liabilities — $0.4; prepayments and other current assets — $0.3 million; accounts payable increased as we bought more material to support the higher sales volume — $1.1 million; accrued compensation — $0.4 million; and warranty — $0.4 million; depreciation — $1.1 million; and amortization of debt issuance costs — $0.1 million. These sources were partly offset by the following uses: we increased our inventories in order to support the higher sales volumes we are experiencing  — $1.0 million; and accounts receivable increased due to higher sales relative to the prior year  — $1.6 million.

      Cash used in investing activities totaled $0.8 million and consisted of capital expenditures — $0.8 million.

      Cash used by financing activities totaled $33,000 and consisted of a net decrease in line of credit — $1.1 million; and payments on obligations under capital leases — $0.1 million. These sources were offset by proceeds from the sale of common stock under stock plans — $1.2 million.

      Laserscope has in place an asset based line of credit which provides up to $5.0 million in borrowings and expires in September 2003. Credit is extended based on eligible accounts receivable and inventory. Laserscope’s assets collateralize the credit line which bears an interest rate equivalent to the bank’s prime rate plus 1.50% per annum. The prime rate at December 31, 2002 was 4.25%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Laserscope stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2002, we had no outstanding borrowings under the line and were in compliance with all covenants.

      Capital expenditures totaled $0.8 million and $1.1 million in 2002 and 2001, respectively. These expenditures were due to capitalization of new models of lasers to be used for research and development purposes, purchases for computer systems, and machinery and equipment. We expect capital expenditures in 2003 to be at levels similar to 2002.

      To address our capital needs, on January 14, 2000, we completed a private placement of our common stock providing net proceeds of approximately $1.8 million to accredited investors, of which $1.0 million was received in 1999. We issued 2.5 million shares of our no par value common stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our common stock.

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

      On March 18, 2003, Renaissance Capital Group, Inc. and the Company agreed to amend the terms of the convertible debentures agreement. Principal payments are to start on August 11, 2003 instead of February 11,

2003. No other terms of the agreement are changed. In this amendment to the agreement, Renaissance also gave notice that it will convert debentures with a face value of $200,000 into shares of Laserscope common stock on March 31, 2003.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. If we were unable to satisfy any of these covenants, then we would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2002 our interest coverage was 6.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2002 we were in compliance with the provisions of the covenants.

      Future payments due under debt and lease obligations as of December 31, 2002 (in thousands) are as follows:

		Operating	Capital
	Debentures	Leases	Leases	Total

2003	$147	$1,833	$123	$2,103
2004	324	1,853	62	2,239
2005	287	1,458	—	1,745
2006	255	—	—	255
2007	1,987	—	—	1,987

Total	$3,000	$5,144	$185	$8,329

      We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	Our ability to effectively manage non-cash assets such as inventory and accounts receivable;

•	Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

•	Our level of profitability; and

•	Our determination to acquire or invest in products and businesses complementary to ours.

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

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company’s financial statements.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard had no material impact on the Company’s financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

RISK FACTORS

      Our business, financial condition and results of operations have been, and in the future may be, affected by a variety of factors, including those set forth below and elsewhere in this report.

Limited Working Capital; Potential Need to Raise Additional Capital

      As of December 31, 2002, our total assets were $29.2 million and our total liabilities were $13.7 million. As of the same date, our working capital was $15.7 million and our cash and cash equivalents totaled $4.7 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

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

      On March 18, 2003, Renaissance Capital Group, Inc. and the Company agreed to amend the terms of the convertible debentures agreement. Principal payments are to start on August 11, 2003 instead of February 11, 2003. No other terms of the agreement are changed. In this amendment to the agreement, Renaissance also gave notice that it will convert debentures with a face value of $200,000 into shares of Laserscope common stock on March 31, 2003.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. In the event that we are unable to satisfy any of these covenants, then we would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio requirement is 1.5 for the trailing twelve months, and as of December 31, 2002 our interest coverage was 6.7. Future ability to meet the interest coverage requirement will depend primarily on our ability to generate profits. The debt-to-equity requirement is a maximum of 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2002 we were in compliance with the provisions of the covenants.

      In 2002, except for shares issued through the Company’s Employee Stock Purchase Plan and the Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 5,000 shares.

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

History of Losses; Uncertainty of Future Profitability

      At December 31, 2002, we had an accumulated deficit of $39.5 million. We reported net income of $0.3 million for the year ended December 31, 2002, net loss of $0.8 million for the year ended December 31,

2001, and net income of $0.2 million for the year ended December 31, 2000. There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

Government Regulation; Uncertainty of Obtaining Regulatory Approval

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

Insurance Reimbursement

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

      In November 2002, the Centers for Medicare and Medicaid Services (CMS) announced its final rule with respect to Ambulatory Payment Classification (APC) reimbursement codes to be implemented in January 2003. One of the APC codes that was affected is currently being used by hospitals to bill Medicare for the PVP procedures. In February 2003, CMS issued a technical correction to this APC code which represents the reimbursement under this code for 2003. The reimbursement level to the hospital for this code was reduced approximately 19% for the hospital site of service for Medicare patients compared to the reimbursement during 2002.

      This reduction will likely have a short-term adverse effect on the adoption and sales growth of the Photo Vaporization of the Prostate (“PVP”) procedure in the United States as some hospital-based customers who would normally consider adopting the PVP procedure delay their purchases or adoption until the reimbursement climate becomes more attractive. In addition, there are no assurances that CMS nor other reimbursement setting agencies will not change the classification of the PVP procedure to a reimbursement code or codes that further negatively impact the adoption of the procedure in either the hospital outpatient or other settings.

Uncertainty of Technological Change; Uncertainty of New Product Development and Acceptance

      We operate in an industry that is subject to rapid technological change. Our ability to remain competitive and future operating results will depend upon, among other things, our ability to anticipate and respond rapidly to such change by developing, manufacturing and marketing technologically innovative products in sufficient quantities at acceptable costs to meet such demand. As we introduce new products this may cause some of our existing products to become obsolete, which may result in the write-off of inventory. However, without new products and enhancements, our existing products will likely become obsolete due to technological advances by other companies, which could result in the write-off of inventory as well as diminished revenues. Therefore, we intend to continue to invest significant amounts in research and development.

      Our expenditures for research and development were $3.8 million in each of 2002 and 2001 and $3.3 million in 2000. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.

      Our current research and development programs are directed toward the development of new laser systems and delivery devices. We cannot assure that these markets will develop as anticipated or that our product development efforts will prove successful. Nor can we assure that such new products, if developed and introduced, will be accepted by the market.

Dependence on Single-Source Suppliers and Certain Third Parties

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

Reliance on Patents and Licenses

      We hold several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts and the laser resonator. We have also licensed certain technologies from others.

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

      Furthermore, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

      We believe that we own or have the right to use the basic patents covering our products. However, the laser industry is characterized by a very large number of patents, many of which are of questionable validity and some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others.

Failure to Attract or Retain Key Personnel Can Adversely Affect Results

      We depend upon the efforts and abilities of a number of current key personnel. If we are unable to attract and retain key employees it would have a material adverse effect on our business, financial condition, results of operations, and future cash flows.

Reliance on Key Customers

      In December 2000, Laserscope and McKesson Corporation (“McKesson”) entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. During 2002, aesthetic product sales in the United States accounted for approximately 49% of our total revenues and at December 31, 2002, accounts receivable from McKesson accounted for approximately 19% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

Fluctuations in Quarterly Operating Results

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

Potential of Product Defects

      Laser systems are inherently complex in design and require ongoing regular maintenance. The manufacture of our lasers, laser products and systems involves a highly complex and precise process. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.

      Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;
•	increased costs of product, returns and warranty expenses;
•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;
•	diversion of development and engineering resources; and
•	legal actions by our customers.

      The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.

Product Liability Risk; Limited Insurance Coverage

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

Natural Catastrophic Events; Terrorism and Other Manmade Problems

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

Factors Affecting Financial Results and Stock Price

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

      As of March 13, 2003, we had 16,930,432 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business

      Our international revenues were 26% of total revenues in the year ended December 31, 2002, compared to 35% of total revenues during the comparable period in 2001. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

•	changes in regulatory requirements;
•	delays resulting from difficulty in obtaining export licenses for certain technology;
•	customs, tariffs and other barriers and restrictions; and
•	the burdens of complying with a variety of foreign laws.

      We are also subject to general geopolitical risks in connection with our international operations, such as:

•	differing economic conditions;
•	changes in political climate;
•	differing tax structures; and
•	changes in diplomatic and trade relationships and war.

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

Legal Proceedings

      Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope’s financial position, results of operations, or future cash flows.

Interest Rate Risk

      Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2002, 2001, and 2000 we did not use derivative financial instruments. We invest excess cash in money market funds. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-

earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

Warranty Obligations

      We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. Although most systems covered by this guarantee have achieved a 99.0% uptime rate to date, we cannot assure that we can maintain such uptime rates in the future.

No Dividends

      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider relevant.

“Penny Stock” Rules

      Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System, which requires that a company have a minimum bid price of $1.00 in order to qualify for continued listing. Our low bid price in 2002 for each of the quarters March 31, June 30, September 30 and December 31 was $2.40, $3.51, $3.26 and $3.25, respectively, and our last traded price on March 13, 2003 was $4.17. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of “penny stock” under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/ dealer in the transaction and monthly account statements showing the market values of our securities held in the customers’ accounts. The bid and offer quotations and compensation information must be provided prior to effecting the transaction and must be contained on the customer’s confirmation. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they would become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

Dilution

      Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options, warrants and outstanding convertible securities.

Other

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

Interest Rate Risk

      Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2002 and 2001, we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings consist of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings, such as our convertible notes, that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings, such as our line of credit, may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

      The following table presents principal amounts and related weighted average interest rates by year of maturity for our debt obligations as of December 31, 2002 and 2001.

			Average
	Principal ($000’s)		Interest Rate

	2002	2001	2002	2001

2003	$147	$314	8.00%	8.00%
2004	324	305	8.00%	8.00%
2005	287	270	8.00%	8.00%
2006	255	240	8.00%	8.00%
2007	1,987	1,871	8.00%	8.00%

	$3,000	$3,000

Foreign Currency Risk

      International revenues were 26% of total revenues in the year ended December 31, 2002, compared to 35% of total revenues during the comparable period in 2001, and 38% of total revenues during the comparable period in 2000. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in U.S. Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

•	changes in regulatory requirements;
•	delays resulting from difficulty in obtaining export licenses for certain technology;
•	customs, tariffs and other barriers and restrictions;
•	the burdens of complying with a variety of foreign laws.

      We are also subject to general geopolitical risks in connection with our international operations, such as:

•	differing economic conditions;
•	changes in political climate;
•	differing tax structures; and
•	changes in diplomatic and trade relationships and war.

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

      Consolidated financial statements of Laserscope at December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 “Selected Financial Data” and Item 15, “Exhibits, Financial Statement Schedules and reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 2003 pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held June 27, 2003 and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

      The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the headings “Election of Directors” and “Management,” respectively. See also Item 1 above.

Item 11.	Executive Compensation

      The information required by this Item 11 is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading “Election of Directors” and “Beneficial Ownership of Securities.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item 13 is incorporated by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders under the heading “Certain Transactions.”

PART IV

Item 14.	Controls and Procedures

      (a) Evaluation of disclosure controls and procedures

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our ’disclosure controls and procedures’ (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures need improvement. (See Item 14(b) below)

      (b) Changes in internal controls

      In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2002, management, in conjunction with our financial advisors, identified significant deficiencies that relate to our foreign subsidiaries and that were primarily caused by turnover of accounting personnel. Management believes that it had and continues to have internal control procedures in effect at the consolidated level sufficient to prevent any material misstatement and in fact these deficiencies did not result in any material misstatement of our consolidated financial results for the year ended December 31, 2002 or any of the quarters within 2002. However, corrective actions are being instituted, and these matters have been discussed with our independent accountants and the Audit Committee of the Board of Directors of the Company.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1) Financial Statements:

      (2) The following financial statement schedule for the years ended December 31, 2002, 2001 and 2000 is submitted herewith:

Page

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Acquisition Agreement between Laserscope and Heraeus Med GmbH.(8)
2.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(10)
3.3	Eighth Amended and Restated Articles of Incorporation of Registrant.(21)
3.4	By-laws of Registrant, as amended.(2)
4.1	Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(5)
4.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(6)
4.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(7)
10.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.2	1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)
10.3	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)
10.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(14)
10.4	401(k) Plan.(1)
10.6	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(17)
10.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(17)
10.10	Form of indemnification agreement.(1)

Exhibit
Number	Description

10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(10)
10.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(10)
10.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(11)
10.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(12)
10.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(12)
10.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(13)
10.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(14)
10.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(16)
10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(20)
10.13	1990 Directors’ Stock Option Plan and form of Option Agreement.(2)
10.14	Form of Laserscope Management Continuity Agreement, as amended.(15)
10.14A	Form of Laserscope Management Continuity Agreement, as amended.(19)
10.18	1995 Directors’ Stock Option Plan and form of Option agreement.(4)
10.18A	1999 Director’s Stock Option Plan.(14)
10.19	Common Stock Placement Agreement.(14)
10.19A	Form of Common Stock Purchase Agreement.(14)
10.20	Convertible Loan Agreement.(14)
10.20A	Amendment to Convertible Loan Agreement.(21)
22.1	Subsidiaries of Registrant, as amended.(17)
23.1	Consent of Independent Accountants.(21)
23.2	Consent of Ernst & Young LLP.(21)
25.1	Power of Attorney (see page 34).(21)
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(21)
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(21)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/ A filed September 4, 1996.

(8)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1997.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(20)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(21)	Filed herewith.

      Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERSCOPE

By:	/s/ ERIC M. REUTER

Eric M. Reuter
President and Chief Executive Officer

Date: March 27, 2003

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

Signature	Title	Date

/s/ ROBERT J. PRESSLEY (Robert J. Pressley, Ph.D.)	Chairman of the Board of Directors	March 27, 2003

/s/ ERIC M. REUTER (Eric M. Reuter)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2003

/s/ DENNIS LALUMANDIERE (Dennis LaLumandiere)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2003

/s/ JAMES BAUMGARDT (James Baumgardt)	Director	March 27, 2003

/s/ ROBERT C. PEARSON (Robert C. Pearson)	Director	March 27, 2003

/s/ RODNEY PERKINS (Rodney Perkins, M.D.)	Director	March 27, 2003

CERTIFICATIONS

I, Eric M. Reuter, certify that:

      1. I have reviewed this annual report on Form 10-K of Laserscope;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ERIC M. REUTER

Eric M. Reuter
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2003

I, Dennis LaLumandiere, certify that:

      1. I have reviewed this annual report on Form 10-K of Laserscope;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DENNIS LALUMANDIERE

Dennis LaLumandiere
Chief Financial Officer
(Principal Financial Officer)

Date: March 27, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Laserscope:

      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) on page 31 present fairly, in all material respects, the financial position of Laserscope and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under item 15(a)(2) on page 31 presents fairly in all material respects, the information set forth therein for the years ended December 31, 2002 and 2001 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 7, 2003, except for note 11,
     as to which the date is March 18, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Laserscope

      We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements of Laserscope referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

San Jose, California

Feb 16, 2001

LASERSCOPE

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Thousands except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,661	$3,408
Accounts receivable, net	10,287	8,427
Inventories, net	10,445	9,228
Other current assets	1,027	1,283

Total current assets	26,420	22,346
Property and equipment, net	1,808	2,067
Goodwill	655	655
Other assets	280	414

Total assets	$29,163	$25,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$—	$1,135
Accounts payable	3,989	2,821
Accrued compensation	2,033	1,588
Warranty	1,127	748
Other accrued liabilities	1,948	1,470
Deferred revenue	1,408	1,031
Convertible subordinated debentures, current portion	147	—
Current obligations under capital leases	116	217

Total current liabilities	10,768	9,010

Long-term liabilities:
Convertible subordinated debentures, net of current portion	2,853	3,000
Obligations under capital leases	60	60

Total long-term liabilities	2,913	3,060

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 30,000,000 and 25,000,000 at December 31, 2002 and 2001, respectively
Issued and outstanding shares — 16,828,324 and 16,085,798 at December 31, 2002 and 2001, respectively	55,915	54,712
Accumulated deficit	(39,519)	(39,843)
Accumulated other comprehensive loss	(789)	(1,332)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	15,482	13,412

Total liabilities and shareholders’ equity	$29,163	$25,482

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(Thousands, except per
	share amounts)
Net revenues:
Products	$37,262	$29,264	$29,694
Services	5,826	5,823	5,705

	43,088	35,087	35,399

Cost of products and services:
Products	16,832	13,661	14,914
Services	4,002	4,074	3,660

	20,834	17,735	18,574

Gross margin	22,254	17,352	16,825

Operating expenses:
Research and development	3,837	3,756	3,284
Selling, general and administrative	17,626	14,043	13,005

	21,463	17,799	16,289

Operating income (loss)	791	(447)	536
Interest income	10	—	11
Interest expense and other	(392)	(337)	(361)

Income (loss) before income taxes	409	(784)	186
Provision for income taxes	86	45	—

Net income (loss)	$323	$(829)	$186

Basic and diluted net income (loss) per share	$0.02	$(0.05)	$0.01

Shares used in basic per share calculations	16,441	15,953	15,489

Shares used in diluted per share calculations	18,569	15,953	16,504

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$323	$(829)	$186
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,051	938	1,569
Amortization of licenses and intangibles	—	—	23
Amortization of debt issuance costs	134	140	118
Changes in assets and liabilities:
Accounts receivable, net	(1,635)	500	(2,127)
Inventories	(1,015)	(987)	(741)
Prepayments and other current assets	305	(329)	(95)
Other assets	—	—	(77)
Accounts payable	1,092	1,405	(738)
Accrued compensation	445	298	(163)
Warranty	379	251	168
Deferred revenue	377	9	305
Other accrued liabilities	366	29	(88)

Cash provided by (used in) operating activities	1,822	1,425	(1,660)

Cash flows from investing activities:
Capital expenditures	(776)	(1,066)	(401)
NWL divestiture	—	—	3,133

Cash provided by (used in) investing activities	(776)	(1,066)	2,732

Cash flows from financing activities:
Payment on obligations under capital leases	(101)	(295)	(301)
Proceeds from the sale of common stock under stock plans	1,197	225	992
Proceeds from the sale of warrants	6	7	—
Proceeds from the sale of common stock in private placement	—	—	710
Proceeds from the sale of convertible subordinated debentures	—	—	2,632
Repayment and write-off of shareholder notes	—	9	59
Proceeds from line of credit	7,020	12,700	18,162
Repayment of line of credit	(8,155)	(12,267)	(21,781)

Cash provided by (used in) financing activities	(33)	379	473

Effect of exchange rate changes on cash	240	(28)	(296)
Increase in cash and cash equivalents	1,253	710	1,249
Cash and cash equivalents, beginning of year	3,408	2,698	1,449

Cash and cash equivalents, end of year	$4,661	$3,408	$2,698

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$79	$11	$15
Cash paid for interest	$303	$365	$562
Non-cash reduction in assets relating to NWL sale	$—	$—	$8,949
Non-cash reduction in liabilities relating to NWL sale	$—	$—	$5,415
Acquisition of minority interest in affiliate in exchange for accounts receivable	$—	$555	—
Non-cash financing, equipment lease	$60	$—	$—

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated	Notes
			Other	Receivable	Total
	Common	Accumulated	Comprehensive	from	Shareholders’
	Stock	Deficit	Loss	Shareholders	Equity

	(In thousands except share amounts)
Balance at December 31, 1999	$52,467	$(39,200)	$(1,027)	$(193)	$12,047
Components of comprehensive loss:
Net income		186			186
Translation adjustments			(191)		(191)

Total comprehensive loss					(5)
Issuance of 694,983 shares under stock plans	992				992
Issuance of 995,000 shares in private placement, net of issuance costs	710				710
Issuance of 240,000 warrants in connection with convertible debenture issuance	311				311
Repayment of shareholder notes				59	59

Balance at December 31, 2000	$54,480	$(39,014)	$(1,218)	$(134)	$14,114
Components of comprehensive loss:
Net loss		(829)			(829)
Translation adjustments			(114)		(114)

Total comprehensive loss					(943)
Issuance of 197,772 shares under stock plans	225				225
Issuance of 5,000 shares upon warrant exercises	7				7
Repayment of shareholder notes				9	9

Balance at December 31, 2001	$54,712	$(39,842)	$(1,332)	$(125)	$13,412
Components of comprehensive income:
Net income		323			323
Translation adjustments			543		543

Total comprehensive income					866
Issuance of 737,526 shares under stock plans	1,197				1,197
Issuance of 5,000 shares upon warrant exercises	6				6

Balance at December 31, 2002	$55,915	$(39,519)	$(789)	$(125)	$15,482

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

Potential Need to Raise Additional Capital

      As of December 31, 2002, the Company’s total assets were $29.2 million and the total liabilities were $13.7 million. As of the same date, working capital was $15.7 million and cash and cash equivalents totaled $4.7 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital.

      The Company’s line of credit and debentures contain certain financial covenants. The covenants associated with the debentures include covenants relating to the Company’s debt-to-equity ratio, current ratio, and interest coverage. In the event that the Company is unable to satisfy any of these covenants, then it would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest.

      While the Company believes that its existing cash resources, including the bank line of credit, will be sufficient to fund its operating needs for the next twelve months, additional financing will be required for the Company’s currently envisioned long term needs.

      There can be no assurance that any additional financing will be available on terms acceptable to the Company, or at all. In addition, future equity financings could result in dilution to shareholders, and future debt financings could result in certain financial and operational restrictions.

Use of Estimates

      Preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

Revenue Recognition and Product Warranty

      The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, remaining obligations are insignificant, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a pro rata basis over the period of the applicable service contract.

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

Net Income (loss) per Share

      Basic net income (loss) per share is calculated using the weighted average number of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of common stock outstanding plus dilutive common equivalent shares from stock options and warrants.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2002	2001	2000

	(Thousands, except per share data)
Numerator:
Basic and diluted net income (loss)	$323	$(829)	$186

Denominator:
Denominator for basic net income (loss) per share — weighted average basis	16,441	15,953	15,489

Effect of dilutive securities:
Employee stock options	1,676	—	613
Warrants	452	—	402

Dilutive potential common shares	2,128	—	1,015

Denominator for diluted net income (loss) per common share — Adjusted weighted-average shares	18,569	15,953	16,504

Net income (loss) per common share:
Basic	$0.02	$(0.05)	$0.01
Diluted	$0.02	$(0.05)	$0.01

      The following outstanding options and warrants (prior to the application to the treasury stock method) and convertible debentures were excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2002, 2001 and 2000 because including them would have had an antidilutive effect.

	Years Ended December 31,

	2002	2001	2000

	(Thousands)
Options to purchase common stock	279	3,188	704
Warrants to purchase common stock	—	458	—
Debentures convertible to common stock	2,400	2,400	2,400

	2,679	6,046	3,104

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

Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Impairment of Assets

      The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no such losses recognized during the years ended December 31, 2002, 2001 and 2000.

Goodwill and Intangible Assets Related to Acquisitions

      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company adopted the rules of SFAS No. 142 that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company performs periodic impairment assessments of the goodwill as prescribed by SFAS No. 142. No impairment charges have been recorded as of December 31, 2002.

Advertising Expense

      Advertising costs are expensed as incurred. Advertising costs were not significant in 2002, 2001 or 2000.

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

Comprehensive Income (loss)

      Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended December 31, 2002, 2001 and 2000, comprehensive income (loss) comprised of net income (loss) and foreign currency translation adjustments.

Recent Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company’s financial statements.

      In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of this standard had no material impact on the Company’s financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Sale of NWL Laser-Technologie

      On February 18, 2000, the Company signed an agreement with Wavelight Laser Technologie AG (“Wavelight”) to sell its interest in NWL Laser Technologie GmbH (“NWL”). The sale, which was approved by Wavelight’s shareholders on March 31, 2000, had an effective date of January 1, 2000. As part of the transaction, NWL continued to distribute Laserscope’s products in all countries covered by NWL’s then current distribution channels. The details of the transaction are as follows (in thousands):

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

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

	2002	2001	2000

	(In thousands)
By similar products and services
Lasers & instrumentation	$29,842	$23,593	$22,932
Disposables	7,420	5,671	6,762
Service	5,826	5,823	5,705

Total	$43,088	$35,087	$35,399

By major geographic area(1)
United States	$31,714	$22,831	$22,007
Europe(2)	8,584	8,831	9,756
Asia Pacific(2)	2,380	2,685	2,871
Rest of world(2)	410	740	765

Total	$43,088	$35,087	$35,399

(1)	Based on the location of the external customer.

(2)	Individual countries within each of these geographic regions represent less than 10% of total revenues.

      Location of long lived assets by major geographic area at December 31 were:

	2002	2001	2000

	(In thousands)
United States	$1,957	$2,412	$2,462
France	710	702	84
U.K.	76	22	52

	$2,743	$3,136	$2,598

4.	Accounts Receivable

      Accounts receivable at December 31 consisted of:

	2002	2001

	(In thousands)
Trade accounts receivable	$10,590	$8,801
Less: allowance for doubtful accounts	(303)	(374)

	$10,287	$8,427

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

      Inventories at December 31 consisted of:

	2002	2001

	(In thousands)
Raw materials	$4,304	$4,743
Work-in-process	3,340	2,345
Finished goods	2,801	2,140

	$10,445	$9,228

6.	Property and Equipment

      Property and equipment at December 31 consisted of:

	2002	2001

	(In thousands)
Machinery and equipment	$4,325	$4,015
Office equipment and furniture	10,991	10,469
Leasehold improvements	1,238	1,238

	16,554	15,722
Less accumulated depreciation and amortization	(14,746)	(13,655)

	$1,808	$2,067

7.	Goodwill

      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company adopted the rules of SFAS No. 142 that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company has reviewed the goodwill for impairment as prescribed by SFAS No. 142 and has concluded that no impairment charge is required.

8.	Warranty and Service Contracts

     Warranty

      We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

Warranty Reserve	2002

(In thousands)
Balance, December 31, 2001	$748
Add: Accruals for warranties issued in 2002	1,753
Less: Accruals related to pre-existing warranties	(91)
Settlements made during the period	(1,283)

Balance, December 31, 2002	$1,127

Service Contracts

      The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

Deferred Contract Revenue	2002

(In thousands)
Balance, December 31, 2001	$1,004
Add: Payments received	2,665
Costs incurred under service contracts	1,888
Less: Revenue recognized	(2,583)
Settlements made during the period	(1,888)

Balance, December 31, 2002	$1,086

9.	Line of Credit

      The Company has in place an asset based line of credit which provides up to $5.0 million in borrowings and expires September 2003. Credit is extended based on the Company’s eligible accounts receivable and inventory. At December 31, 2002, the Company had approximately $3.3 million in borrowing capacity available against $1.2 million in letter of credit reserve requirements and no borrowings, resulting in $2,100,000 of unused borrowing capacity. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 1.50% per annum. The prime rate at December 31, 2002 was 4.25%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 2002, the Company was in compliance with all covenants.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Commitments and Contingencies

Lease Obligations

      The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

	2002	2001

	(In thousands)
Leased equipment (Primarily office equipment and software)	$1,657	$1,485
Accumulated amortization	(1,381)	(1,132)

	$276	$353

      There were additions to leased equipment of $172,000 in 2002, zero in 2001 and $20,000 in 2000.

      Amortization of equipment under capital leases is included in depreciation expense.

      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,746,000, $1,681,000 and $1,130,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum lease payments under capital and operating leases were as follows at December 31, 2002:

	Capital	Operating
	Leases	Leases

	(In thousands)
2003	$123	$1,833
2004	62	1,853
2005	—	1,458

	185	$5,144

Less amount representing interest	(9)

Present value of future minimum lease payments	176

Less current portion	116

	$60

Contingencies

      The Company is at times a party to legal proceedings arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against the Company, management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on the Company’s financial position or results of operations or future cash flows.

11.	Convertible Subordinated Debentures

      In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures mature in February 2007 and pay interest monthly. Starting in February 2003, 1% per month of the outstanding principal was to be repaid. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously repurchased, into

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In connection with the sale of the convertible debentures, the Company issued warrants to purchase 240,000 shares of the Company’s common stock at $1.50 per share. The warrants expire in 2005. The value of the warrants of $311,000 is being amortized as interest expense in the statement of operations.

      On March 18, 2003, Renaissance Capital Group, Inc. and the Company agreed to amend the terms of the convertible debentures agreement. Principal payments are to start on August 11, 2003 instead of February 11, 2003. No other terms of the agreement are changed. In this amendment to the agreement, Renaissance also gave notice that it will convert debentures with a face value of $200,000 into shares of Laserscope common stock on March 31, 2003.

      There are covenants associated with the debentures for debt-to-equity ratio, current ratio, and interest coverage. If the Company were unable to satisfy any of these covenants, then it would be in default and the lender may exercise various remedies including declaring due all outstanding principal and interest. The interest coverage ratio minimum requirement is 1.5 for the trailing twelve months, and as of December 31, 2002 the Company’s interest coverage was 6.7. The debt-to-equity requirement is a maximum or 1.5, and the current ratio requirement is a minimum of 1.0. As of December 31, 2002, the Company was in compliance with the covenants.

      The holder of the debentures would have the right to redeem the debentures under certain circumstances including if one of the following were to occur: 1) the Company’s common stock is not listed on the NASDAQ National Market System or quoted on the NASDAQ Small Cap System, 2) there is a change of at least two-thirds of the members of the Company’s Board of Directors, without the written consent of the holder, 3) the Company is merged into unaffiliated entities, without the written consent of the holder, 4) the holder elects to receive more than 20% or more of the outstanding common stock as a result of the application of an anti-dilution provision of the debentures, and the Company fails to obtain the vote or consent of its shareholders necessary to approve the issuance to the holder. If the holder were to redeem the debentures prior to maturity, the amount payable to the holder would be equal to the principal plus an amount equal to an 18% yield on the principal amount through the date of redemption. The holder’s right to put the debentures back to the Company represents an embedded derivative. The Company believes that the embedded derivative does not have significant value as of December 31, 2002.

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

      Long-term debt at December 31 consisted of:

	2002	2001

	(In thousands)
Convertible debentures with 8% interest payable monthly from August 2003 through February 2007	$3,000	$3,000

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Required principal payments at December 31, 2002 are:

Long-term debt

(In thousands)
2003	147
2004	324
2005	287
2006	255
2007	1,987

$3,000

12.	Shareholders’ Equity

      The Company has 30,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company’s Board of Directors.

Private Placement of Common Stock

      On January 14, 2000, the Company completed the final closing of a private placement of common stock. In the transaction, the Company received approximately $1.8 million, net of expenses, of which approximately $1.0 million was received in 1999, in exchange for 2.5 million shares of common stock, including placement agent commission shares.

Warrants

      In 2000, in connection with common stock and convertible debenture issuances, the Company issued 458,875 warrants to purchase Laserscope common stock at prices ranging form $1.25 to $1.50 per share. The warrants expire in 2005. As of 12/ 31/ 02, there remained 448,875 warrants outstanding.

1994 Stock Option Plan

      During 1994, the Company adopted a stock option plan under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees of the Company at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 1994 plan vest and become exercisable over periods of up to four years and expire five years after the date of grant.

      The Company has reserved 3,450,000 shares of common stock of which there were 157,372 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 2002.

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

      The Company has reserved 698,000 shares of common stock of which there were 84,000 shares available for issuance pursuant to its 1999 Retention Stock Option Plan as of December 31, 2002.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors’ Stock Option Plans

      The Company has reserved an aggregate of 840,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors’ Stock Option Plans. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the 1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company’s common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 260,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at December 31, 2002.

      The following table summarizes activity in the Company’s stock option plans during the years ended December 31, 2002, 2001 and 2000:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, December 31, 1999	3,443,978	$1.70
Granted	692,066	$2.18
Exercised	(568,507)	$1.50
Canceled	(747,931)	$2.14

Balance, December 31, 2000	2,819,606	$1.74
Granted	603,500	$1.62
Exercised	(72,355)	$1.10
Canceled	(162,346)	$1.57

Balance, December 31, 2001	3,188,405	$1.73
Granted	572,800	$4.44
Exercised	(603,266)	$1.42
Canceled	(302,623)	$3.78

Balance, December 31, 2002	2,855,316	$2.12

      The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company’s stock option plans at December 31, 2002:

Options Outstanding				Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of	Number	Contractual Life	Average	Number	Average
Exercise Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.69 – $1.25	516,669	1.57	$1.14	491,026	$1.14
$1.28 – $1.38	309,310	0.75	$1.29	305,417	$1.28
$1.50 – $1.59	438,373	2.82	$1.50	402,876	$1.50
$1.60 – $1.75	634,323	3.86	$1.63	251,457	$1.64
$1.80 – $3.00	419,518	2.50	$2.33	329,497	$2.33
$3.50 – $5.25	537,123	5.08	$4.48	49,380	$4.76

$0.69 – $5.25	2,855,316	2.98	$2.12	1,829,653	$1.62

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Employee Stock Purchase Plan

      During 1999, the Company adopted its Employee Stock Purchase Plan under which qualified employees can purchase up to a specified maximum amount of the Company’s common stock through payroll deductions at 85% of its fair market value. The 1999 Employee Stock Purchase Plan replaced the 1989 Employee Stock Purchase Plan which expired in July 1999. Laserscope has reserved 650,000 shares of common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2002, approximately 463,000 shares had been purchased.

Pro Forma Stock-Based Compensation

      The Company has adopted the disclosure only provisions of SFAS No. 123 for stock options granted to employees. The Company has not recorded any stock compensation costs during the years ended December 31, 2002, 2001, and 2000. Had compensation cost for the Company’s stock-based compensation plans been determined based on the estimated fair value of the awards on the date of grant, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2002	2001	2000

	(In thousands, except per share data)
Net income (loss), as reported	$323	$(829)	$186
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(956)	$(1,025)	$(1,451)

Pro forma net loss	$(633)	$(1,854)	$(1,265)

Earnings per share:
Basic — as reported	$0.02	$(0.05)	$0.01

Basic — pro forma	$(0.04)	$(0.12)	$(0.08)

Diluted — as reported	$0.02	$(0.05)	$0.01

Diluted — pro forma	$(0.04)	$(0.12)	$(0.08)

      Pro forma information regarding net loss and net loss per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method is calculated based on the fair value of the option grants at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	3.20%	6.54%	6.07%
Dividend yield	—	—	—
Volatility	1.16	1.21	1.12
Expected life (in years)	3.50	3.59	3.50

      The weighted average per share grant date fair values of employee stock options granted in 2002, 2001, and 2000 were $3.39, $1.28 and $1.69, respectively.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma compensation expense with respect to the Company’s 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees’ purchase rights under the Black-Scholes model with the following weighted average assumptions:

	2002	2001	2000

Risk free interest rate	1.78%	4.74%	6.09%
Dividend yield	—	—	—
Volatility	0.87	0.99	1.49
Expected life (in years)	0.50	0.50	0.50

      The weighted average per share fair values of those purchase rights granted in 2002, 2001 and 2000 were $1.15, $0.47 and $0.68, respectively.

1991 Shareholder Rights Plan

      In November 1991, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a “Right”) for each outstanding share of common stock of the Company. The Rights would have become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and were initially exercisable at a price of $34.00 per share. The Rights expired on November 20, 2001 and the Company did not adopt a replacement shareholder rights plan.

13.	Employee Savings and Investment Plan

      In October 1989, the Company adopted a 401(k) savings and investment plan, which covers all employees. The Company’s contributions to the plan have been 50% matching of employee contributions up to 5% of each employee’s base compensation and were approximately $173,000, $171,000, and $173,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

14.	Income Taxes

      Significant components of the provision for income taxes were as follows (in thousands):

	2002	2001	2000

Current federal taxes	$—	$—	$—
Current state taxes	—	—	—
Current foreign taxes	86	45	—

Provision for income taxes	$86	$45	$—

      Pretax loss from foreign operations was $46,000 in 2002, $106,000 in 2001 and $665,000 in 2000.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

	2002	2001	2000

Computed expected tax	$139	$(274)	$65
Operating loss with no carryback benefit	95	274	162
Benefit of net operating loss carryforward	(209)	—	(227)
Foreign taxes in excess of U.S. rate	(9)	45	—
Other	70	—	—

Provision for income taxes	$86	$45	$—

      The components of the deferred tax asset consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$8,881	$9,636
General business credit carryforwards	2,256	2,187
Inventory reserves and adjustments	1,198	1,217
Other accruals and reserves not currently deductible for tax purposes	1,485	850
Capitalized research and development	734	913
Depreciation & amortization	1,216	2,267

Total deferred tax assets	15,770	17,070
Less valuation allowance	(15,770)	(17,070)

Net deferred tax asset	$—	$—

      The Company has provided a full valuation allowance for its deferred tax assets since the realization of these future benefits cannot be sufficiently assured.

      As of December 31, 2002, the Company has net operating loss carryforwards of approximately $25 million and $6 million for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2010 for federal tax purposes and in 2003 for state tax purposes.

      The Company has research and development tax credit carryforwards of approximately $1.2 million and $1.5 million for federal and state purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards may be restricted.

15.	Financial Instruments With Market Risk and Concentrations of Customer and Credit Risk

      The Company’s trade receivables are made up of amounts due from its health care industry customers, primarily in the United States, Europe and the Pacific Rim. The Company’s credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable in the opinion of management substantially alleviate the concentration of

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit risk. In 2000, Laserscope had no customers whose purchases amounted to 10% or more of our total annual revenue. However, in 2002 and 2001, our U.S. distributor, McKesson Corporation, made purchases from us of approximately $12.6 million and $7.0 million which was 29% and 20% of our total 2002 and 2001 revenue, respectively. We had no other customers whose purchases were 10% or more of our annual revenue. At December 31, 2002 and 2001 our McKesson Corporation accounts receivable balance was approximately $2,000,000 and $1,400,000 which represented 19% and 16% of Laserscope’s total gross accounts receivable respectively. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

      The Company also has an Investment Policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

      The Company maintains its cash and cash equivalents in accounts with major financial institutions in the United States of America and in countries where subsidiaries operate, in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

      The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of U.S. government backed securities, is limited.

      The Company is subject to risks common to companies in the medical device industry including, but not limited to dependence on key personnel and component suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

16.	Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

2002
Net revenues	$9,420	$10,529	$10,479	$12,660
Gross margin	4,621	5,572	5,657	6,404
Net income (loss)	(47)	128	192	50
Basic & diluted net income (loss) per share	0.00	0.01	0.01	0.00

2001
Net revenues	$8,228	$9,302	$7,953	$9,604
Gross margin	3,709	5,021	3,799	4,823
Net income ( loss)	(490)	182	(641)	120
Basic and diluted net income (loss) per share	(0.03)	0.01	(0.04)	0.01

SCHEDULE II

LASERSCOPE

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Descriptions	of Period	Additions	Deductions	Period

	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2000	$751	$49	$—	$800

Year ended December 31, 2001	$800	$—	$426	$374

Year ended December 31, 2002	$374	$115	$186	$303

Reserve for excess and obsolete inventory:
Year ended December 31, 2000	$4,922	$—	$2,024	$2,898

Year ended December 31, 2001	$2,898	$—	$384	$2,514

Year ended December 31, 2002	$2,514	$134	$357	$2,291

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Acquisition Agreement between Laserscope and Heraeus Med GmbH.(8)
2.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(10)
3.3	Eighth Amended and Restated Articles of Incorporation of Registrant.(21)
3.4	By-laws of Registrant, as amended.(2)
4.1	Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(5)
4.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(6)
4.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(7)
10.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.2	1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)
10.3	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)
10.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(14)
10.4	401(k) Plan.(1)
10.6	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(17)
10.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(17)
10.10	Form of indemnification agreement.(1)
10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(10)
10.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(10)
10.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(11)
10.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(12)
10.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(12)
10.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(13)
10.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(14)
10.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(16)
10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(20)
10.13	1990 Directors’ Stock Option Plan and form of Option Agreement.(2)

Exhibit
Number	Description

10.14	Form of Laserscope Management Continuity Agreement, as amended.(15)
10.14A	Form of Laserscope Management Continuity Agreement, as amended.(19)
10.18	1995 Directors’ Stock Option Plan and form of Option agreement.(4)
10.18A	1999 Director’s Stock Option Plan.(14)
10.19	Common Stock Placement Agreement.(14)
10.19A	Form of Common Stock Purchase Agreement.(14)
10.20	Convertible Loan Agreement.(14)
10.20A	Amendment to Convertible Loan Agreement.(21)
22.1	Subsidiaries of Registrant, as amended.(17)
23.1	Consent of Independent Accountants.(21)
23.2	Consent of Ernst & Young LLP.(21)
25.1	Power of Attorney (see page 34).(21)
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(21)
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(21)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/ A filed September 4, 1996.

(8)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1997.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(20)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(21)	Filed herewith.

      Reports on Form 8-K:

      None.