Form 10-Q
period 2003-03-31
LASERSCOPE
filed 2003-05-13
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
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

Yes  [X]     No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  [   ]     NO  [X]

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2003 was 17,162,275.

PART I.     FINANCIAL INFORMATION.

Item 1.     Financial Statements.

Laserscope
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(thousands)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$4,754	$4,661
Accounts receivable, net	10,963	10,287
Inventories, net	10,281	10,445
Other current assets	806	1,027

Total current assets	26,804	26,420
Property and equipment, net	1,631	1,808
Goodwill	655	655
Other assets	246	280

Total assets	$29,336	$29,163

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,551	$3,989
Accrued compensation	1,918	2,033
Deferred revenue	1,637	1,408
Convertible subordinated debentures, current portion	232	147
Other current liabilities	3,399	3,191

Total current liabilities	10,737	10,768

Convertible subordinated debentures, net of current portion	2,768	2,853
Obligations under capital leases	47	60

Total long-term liabilities	2,815	2,913

Contingencies (Note 7)
Shareholders’ equity:
Common stock	56,096	55,915
Accumulated deficit	(39,384)	(39,519)
Accumulated other comprehensive loss	(803)	(789)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	15,784	15,482

Total liabilities and shareholders’ equity	$29,336	$29,163

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,

(thousands, except per share amounts)	2003	2002

Net revenue	$12,456	$9,420
Cost of sales	6,191	4,799

Gross margin	6,265	4,621

Operating expenses:
Research and development	1,008	1,016
Selling, general and administrative	5,064	3,547

Total operating expenses	6,072	4,563

Operating income	193	58
Interest and other expenses	(36)	(90)

Income (loss) before income taxes	157	(32)
Provision for income taxes	22	15

Net income (loss)	$135	$(47)

Basic and diluted net loss per share	$0.01	$0.00

Shares used in basic per share calculations	16,899	16,155

Shares used in diluted per share calculations	18,858	16,155

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

(thousands)	2003	2002

Cash flows from operating activities:
Net income (loss)	$135	$(47)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	319	318
Changes in assets and liabilities:
Accounts receivable, net	(698)	(742)
Inventories	185	466
Other current assets	222	65
Accounts payable	(413)	(294)
Accrued compensation	(116)	(56)
Deferred revenue	229	77
Other current liabilities	220	121

Net cash provided by (used in) operating activities	83	(92)

Cash flows from investing activities:
Acquisition of property and equipment	(107)	(187)

Net cash used in investing activities	(107)	(187)

Cash flows from financing activities:
Payments on obligations under capital leases	(72)	(52)
Proceeds from the sale of common stock under stock plans	182	203
Proceeds from bank loans	200	3,320
Repayment of bank loans	(200)	(3,355)

Net cash provided by financing activities	110	116

Effect of exchange rate changes on cash	7	(36)
Net increase (decrease) in cash and cash equivalents	93	(199)
Cash and cash equivalents, beginning of period	4,661	3,408

Cash and cash equivalents, end of period	$4,754	$3,209

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67	$77
Income taxes	$8	$3

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

2.	Accounting for Stock-Based Compensation

The Company has adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and has elected to follow the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the fair value of the Company’s stock and the exercise price of the stock option.

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on Laserscope’s net income (loss) would be as follows (in thousands, except per share data):

	Three months ended
	March 31,

	2003	2002

Net income (loss) attributable to common stockholders:
As reported	$135	$(47)
Add: Stock-based compensation expense included in reported net loss	—	3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(240)	(175)

Pro forma net loss	$(105)	$(219)

Net (income) loss per share:
Basic — as reported	$0.01	$0.00

Basic — pro forma	$(0.01)	$(0.01)

Diluted — as reported	$0.01	$0.00

Diluted — pro forma	$(0.01)	$(0.01)

Laserscope accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

3.	Inventories

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002

Sub-assemblies and purchased parts	$4,643	$4,304
Work-in-process	3,151	3,340
Finished goods	2,487	2,801

	$10,281	$10,445

4.	Warranty and Service Contracts

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

Warranty Reserve (in thousands)		2003

Balance, December 31, 2002		$1,127
Add:	Accruals for warranties issued in 2003	571
	Accruals related to pre-existing warranties	14
Less:	Settlements made during the period	(427)

Balance, March 31, 2003		$1,285

Service Contracts

Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

Deferred Service Contract Revenue (in thousands)	2003

Balance, December 31, 2002	$1,086
Add:
Payments received	925
Costs incurred under service contracts	442
Less:
Revenue recognized	(671)
Settlements made during the period	(442)

Balance, March 31, 2003	$1,340

5.	Net income (loss) per share

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

	Three months ended
	March 31,

(thousands)	2003	2002

Numerator:
Net income (loss) used in computing basic and diluted net income (loss) per share	$135	$(47)

Denominator:
Weighted average number of common shares outstanding used in computing basic net income (loss) per share	16,899	16,155
Add: Dilutive potential common shares used in computing dilutive net income (loss) per share	1,959	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	18,858	16,155

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income (loss) per common share for the periods ended March 31, 2003 and 2002 because including them would have had an antidilutive effect:

	Three months ended
	March 31,

(thousands)	2003	2002

Options to purchase common stock	279	225
Warrants to purchase common stock	444	454
Convertible debentures	2,400	2,400

	3,123	3,079

6.	Comprehensive income (loss)

Total comprehensive income (loss) during the periods ended March 31, 2003 and 2002 consisted of (in thousands):

	Three months ended
	March 31,

	2003	2002

Net income (loss)	$135	$(47)
Translation adjustments	(14)	(90)

Comprehensive income (loss)	$121	$(137)

7.	Contingencies

The Company is at times a party to legal proceedings and claims arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against the Company, management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on the Company’s financial position, results of operations, or future cash flows.

8.	Recent accounting pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. Agreements that we have determined to be within the scope of FIN 45 include indemnification arrangements with officer and directors and indemnification arrangements with customers with respect to intellectual property. To date, we have not incurred material costs, if any, in relation to any of the above guarantees and, accordingly, adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company’s financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this new standard in the first quarter of 2003 although there was no impact on the financial results as of March 31, 2003. The Company believes that the adoption of this standard will have no material impact on its financial statements in subsequent quarters.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2002 under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to publicly release any revision to the forward-looking statements after the date of this document.

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

Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarters ended March 31, 2003 and 2002 (in thousands, except percentages):

	Three months ended

	March 31, 2003		March 31, 2002%
	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers & Instrumentation	$8,876	71%	$6,507	69%	36%
Disposable supplies	2,108	17%	1,469	16%	43%
Service	1,472	12%	1,444	15%	2%

Total net revenues	$12,456	100%	$9,420	100%	32%
Gross margin	$6,265	50%	$4,621	49%	36%
Research & development	$1,008	8%	$1,016	11%	(1%)
Selling, general & admin.	$5,064	41%	$3,547	38%	43%
Net income (loss)	$135	1%	$(47)	(1%)	387%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased 36% during the three months ended March 31, 2003 compared to the same period in 2002. The increase primarily was driven by a higher volume of lasers sold as a result of the increasing success of the distribution arrangement with McKesson Corporation. McKesson began distributing our lasers during the first quarter of 2001. Unit volumes through that channel have generally been increasing each quarter so that volume was higher in the first quarter of 2003 than in the comparable quarter of 2002. In addition to the increase in laser units sold, revenue increased due to an increase in volume of instrumentation that is sold with lasers, as well as an increase in the volume of aftermarket instruments. The Company expects that sales of aesthetic lasers will continue to be a major source of revenue. In addition, as the year progresses, we anticipate increased sales of GreenLight PV™ lasers. The GreenLight PV is a surgical laser used in the treatment of benign prostatic hyperplasia (BPH), a procedure called Photo Vaporization of the Prostate (PVP™). We sold 32 PVP units in 2002. During the first quarter of 2003 we shipped 6 GreenLight PV laser units for revenue while at the same time building a backlog of 20 units.

Revenues from the sales of disposable supplies increased 43% during the three months ended March 31, 2003 compared to the corresponding period in 2002. This increase is driven by a 1,200 unit increase in shipments of GreenLight fiber-optic devices. This was a direct result of an increase in our GreenLight PV installed base as well as a higher number of fibers purchased per laser in the installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase as we ship more GreenLight PV lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased marginally during the three months ended March 31, 2003 compared to the same period in 2002. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased during the quarter ended March 31, 2003 relative to the corresponding period of 2002. The increase in gross margin percentage is due primarily to the product mix favoring higher margin products.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses decreased marginally as a percentage of sales during the three months ended March 31, 2003 compared to the same period in 2002 but were essentially unchanged in absolute terms. The Company expects that amounts spent in research and development will decline only marginally in the remainder of the year relative to the level of the quarter ended March 31, 2003 as other development projects are pursued.

Selling, general and administrative expenses increased during the quarter ended March 31, 2003 compared to the corresponding period in 2002. The increase is due primarily to higher variable selling expenses resulting from higher revenues in the period ended March 31, 2003 relative to the same period last year and to higher marketing expenses for aesthetic and GreenLight PV products. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2003 relative to the first quarter of 2003 as we continue to expand marketing programs related to the GreenLight PV and aesthetic products.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at March 31, 2003 and for the three months then ended (in thousands):

	March 31,	December 31,
	2003	2002

Cash and cash equivalents	$4,754	$4,661
Total assets	$29,336	$29,163
Total liabilities	$13,552	$13,681
Net working capital	$16,067	$15,652

The increase in cash and cash equivalents was due primarily to cash provided by operating and financing activities, partially offset by cash used by investing activities.

During the three months ended March 31, 2003, cash provided in operating activities totaled $0.1 million. This was the combined result of the following sources: depreciation and amortization — $0.3 million; an increase in deferred revenue — $0.2 million; an increase in other current liability — $0.2 million; a decrease in other current assets — $0.2 million; a decrease in inventory — $0.2 million; and a net income of $0.1 million. These sources were offset by: an increase in accounts receivable — $0.7 million, due to higher revenues in the quarter ended

March 31, 2003 versus those of the quarter ended December 31, 2002. Sources of cash were also partly offset by a decrease in accounts payable — $0.4 million, due to timing of payments to vendors and a decrease in accrued compensation — $0.1 million

During the three months ended March 31, 2003, cash used in investing activities consisted of capital expenditures of $0.1 million.

During the three months ended March 31, 2003, cash provided by financing activities consisted of the sale of common stock under stock plans — $0.2 million; and was partly offset by payments on obligations under capital leases of $0.1 million.

We have in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2003. The line of credit bears annual interest at a rate equal to the prime rate plus 1.5%. Credit is extended and collateralized based on eligible accounts receivable and inventory. At March 31, 2003, we had approximately $3 million in borrowing capacity available and $1.1 million in letter of credit reserve requirements. As of March 31, 2003, we had no outstanding borrowings under the line and were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

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

Risk Factors.

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

Manufacturing.

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

A challenge we have been recently experiencing relates to some of our component suppliers. Our commitment to delivering a quality product for the GreenLight procedure has stretched some of our vendors to the point where we were unable to fulfill our GreenLight laser backlog during the first quarter of 2003 due to a shortage of some critical components. During the first quarter, we made progress on this issue and we are continuing to work with these suppliers to overcome these issues. In addition, we have qualified some new suppliers to overcome the shortages. We expect a resolution to this issue soon, leading to full production capabilities during the late second or early third quarter of this year.

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

Potential of Product Defects.

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

The market price of our common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:

•	quarterly fluctuations in our financial results;

•	changes in analysts’ estimates of future results;

•	changes in investors’ perceptions of our products;

•	announcement of new or enhanced products by us or our competitors;

•	announcements relating to acquisitions and strategic transactions by us

•	or our competitors;

•	general conditions in the medical equipment industry; and

•	general conditions in the financial markets.

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

As of April 30, 2003, we had 17,162,275 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Interest Rate Risk.

Laserscope’s exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2003 and 2002, we did not use derivative financial instruments. We invest excess cash in money market funds. Our debt financing consists of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of securities analyst expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. On the debt side, borrowings, such as our convertible notes, that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings, such as our line of credit, may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

Our International revenues were 23% of total revenues in each of the quarters ended March 31, 2003 and 2002. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4.     Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our ‘disclosure controls and procedures’ (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below)

(b)  Changes in internal controls

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2002, management, in conjunction with our financial advisors, identified significant deficiencies that relate to our foreign subsidiaries and that were primarily caused by turnover of accounting personnel. Since December 31, 2002, we have made significant progress in our controls and procedures relating to our foreign subsidiaries. While there were no material misstatements of our consolidated financial results for the first quarter of 2003 or any quarter of 2002, corrective actions are continuing to be instituted. These matters have been discussed with our independent accountants and the Audit Committee of the Board of Directors of the Company.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.

(b)	Reports on form 8-K:

On February 25, 2003, the Company filed a current report on Form 8-K reporting the issuance of a Press Release dated February 13, 2003 announcing the Company's financial results for the fiscal quarter and year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE

Registrant

/s/ Dennis LaLumandiere Dennis LaLumandiere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Dennis LaLumandiere Dennis LaLumandiere Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.