Form 10-Q
period 2003-06-30
LASERSCOPE
filed 2003-08-07
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 \

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

Yes  ☒   No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐   NO  ☒

     The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2003 was 17,639,536.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Laserscope

Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(thousands)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$5,603	$4,661
Accounts receivable, net	10,576	10,287
Inventories, net	11,004	10,445
Other current assets	909	1,027

Total current assets	28,092	26,420
Property and equipment, net	1,753	1,808
Goodwill	655	655
Other assets	212	280

Total assets	$30,712	$29,163

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,207	$3,989
Accrued compensation	2,224	2,033
Deferred revenue	1,827	1,408
Convertible subordinated debentures, current portion	272	147
Other current liabilities	3,699	3,191

Total current liabilities	11,229	10,768

Convertible subordinated debentures, net of current portion	2,328	2,853
Obligations under capital leases	32	60

Total long-term liabilities	2,360	2,913

Contingencies (Note 7)
Shareholders’ equity:
Common stock	56,885	55,915
Accumulated deficit	(39,036)	(39,519)
Accumulated other comprehensive loss	(601)	(789)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	17,123	15,482

Total liabilities and shareholders’ equity	$30,712	$29,163

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(thousands, except per share amounts)	2003	2002	2003	2002

Net revenue	$12,862	$10,529	$25,318	$19,949
Cost of sales	6,407	4,957	12,598	9,756

Gross margin	6,455	5,572	12,720	10,193

Operating expenses:
Research and development	1,097	1,033	2,105	2,049
Selling, general and administrative	4,994	4,289	10,058	7,836

Total operating expenses	6,091	5,322	12,163	9,885
Operating income	364	250	557	308
Interest income (expense) and other, net	6	(104)	(30)	(194)

Income before income taxes	370	146	527	114
Provision for income taxes	22	18	44	33

Net income	$348	$128	$483	$81

Basic and diluted net income per share	$0.02	$0.01	$0.03	$0.00

Shares used in basic per share calculations	17,252	16,335	17,076	16,262

Shares used in diluted per share calculations	19,415	18,688	19,151	18,511

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(thousands)	2003	2002

Cash flows from operating activities:
Net income	$483	$81
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531	605
Changes in assets and liabilities:
Accounts receivable, net	(262)	(1,956)
Inventories	(448)	97
Other current assets	132	122
Accounts payable	(821)	214
Accrued compensation	191	385
Deferred revenue	419	257
Other current liabilities	506	382

Net cash provided by operating activities	731	187

Cash flows from investing activities:
Acquisition of property and equipment	(401)	(372)

Net cash used in investing activities	(401)	(372)

Cash flows from financing activities:
Payments on obligations under capital leases	(87)	(133)
Proceeds from the sale of common stock under stock plans	571	393
Proceeds from bank loans	200	5,020
Repayment of bank loans	(200)	(4,805)

Net cash provided by financing activities	484	475

Effect of exchange rate changes on cash	128	74
Net increase in cash and cash equivalents	942	364
Cash and cash equivalents, beginning of period	4,661	3,408

Cash and cash equivalents, end of period	$5,603	$3,772

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$132	$78
Income taxes	$13	$—
Non-cash increase in obligations under capital leases	$—	$172
Issuance of common stock in exchange for conversion of subordinated debentures	$400	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full year.

2. Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related interpretations and has elected to follow the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based on the difference, if any, on the date of the stock option grant between the fair value of the Company’s stock and the exercise price of the stock option.

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on Laserscope’s net income would be as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income as reported	$348	$128	$483	$81
Add: Stock-based compensation expense included in reported net income	—	—	—	3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(367)	(292)	(607)	(467)

Pro forma net loss	$(19)	$(164)	$(124)	$(383)

Net income (loss) per share:
Basic-as reported	$0.02	$0.01	$0.03	$0.00

Basic-pro forma	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Diluted-as reported	$0.02	$0.01	$0.03	$0.00

Diluted-pro forma	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Laserscope accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

3. Inventories, net

Inventories were comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002

Sub-assemblies and purchased parts	$5,076	$4,304
Work-in-process	3,096	3,340
Finished goods	2,832	2,801

	$11,004	$10,445

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

Warranty Reserve (in thousands)
Balance, December 31, 2002	$1,127
Add: Accruals for warranties issued in 2003	1,096
Accruals related to pre-existing warranties	67
Less:Settlements made during the period	(886)

Balance, June 30, 2003	$1,404

Service Contracts

Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

Deferred Service Contract Revenue (in thousands)
Balance, December 31, 2002	$1,086
Add: Payments received	1,762
Costs incurred under service contracts	892
Less: Revenue recognized	(1,372)
Settlements made during the period	(892)

Balance, June 30, 2003	$1,476

5. Net income per share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options, warrants, and convertible debentures. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows:

	Three months ended		Six months ended
	June 30,		June 30,

(thousands)	2003	2002	2003	2002

Numerator:
Net income used in computing basic and diluted net income per share	$348	$128	$483	$81

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	17,252	16,335	17,076	16,262
Add: dilutive potential common shares used in computing dilutive net income per share	2,163	2,353	2,075	2,249

Total weighted-average number of shares used in computing diluted net income per share	19,415	18,688	19,151	18,511

The following outstanding options (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income per common share for the periods ended June 30, 2003 and 2002 because including them would have had an antidilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
(thousands)	2003	2002	2003	2002

Options to purchase common stock	18	229	18	229
Convertible debentures	2,080	2,400	2,080	2,400

	2,098	2,629	2,098	2,629

6.	Comprehensive income

Total comprehensive income during the periods ended June 30, 2003 and 2002 consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$348	$128	$483	$81
Translation adjustments	202	376	188	286

Comprehensive income	$550	$504	$671	$367

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

8. Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN No. 46 will have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company’s financial statements.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and six months ended June 30, 2003 (in thousands, except for percentages):

	Three months ended					Six months ended

	June 30, 2003		June 30, 2002%			June 30, 2003		June 30, 2002%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers & Instrumentation	$8,129	63%	$7,489	71%	9%	$17,003	67%	$13,996	70%	21%
Disposable supplies	3,231	25%	1,623	15%	99%	5,340	21%	3,091	16%	73%
Service	1,502	12%	1,417	14%	6%	2,975	12%	2,862	14%	4%

Total net revenues	$12,862	100%	$10,529	100%	22%	$25,318	100%	$19,949	100%	27%
Gross margin	$6,455	50%	$5,572	53%	16%	$12,720	50%	$10,193	51%	25%
Research & development	$1,097	9%	$1,033	10%	6%	$2,105	8%	$2,049	10%	3%
Selling, general & admin.	$4,994	39%	$4,289	41%	16%	$10,058	40%	$7,836	39%	28%
Net income	$348	3%	$128	1%	172%	$483	2%	$81	0%	496%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased during the three-month and six-month periods ended June 30, 2003 compared to the same periods in 2002. The three-month period increase primarily was driven by a higher volume of GreenLight PV™ lasers sold. The GreenLight PV is a surgical laser used in the treatment of benign prostatic hyperplasia (BPH), a procedure called Photo Vaporization of the Prostate (PVP™). In the three-month period ended June 30, 2003 we sold 20 Greenlight PV units compared to nine units in the corresponding period in 2002. The six-month period increase primarily was driven by a higher sales volume of aesthetic lasers and accompanying instruments. This was in large part due to the increasing success of the distribution arrangement with McKesson Corporation which began in 2001. Also, through the six month period of 2003 we shipped 26 GreenLight PV laser units for revenue while at the same time building a backlog of 20 units. In the first six months of 2002, we had sold 15 GreenLight PV lasers. The Company expects that sales of lasers and instrumentation will continue to be a major source of revenue. In addition, as the year progresses, we anticipate increased sales of GreenLight PV lasers.

Our commitment to delivering a quality product for the GreenLight PV procedure has stretched some of our vendors to the point where we were unable to fulfill our GreenLight PV laser backlog during the first and second quarters of 2003 due to a shortage of some critical components. We have made progress and we are continuing to work with these suppliers to overcome these issues. In addition, we have qualified some new suppliers to overcome the shortages. We expect to be able to fulfill our backlog and field needs during the third quarter and we will closely monitor our suppliers’ progress toward the eventual goal of being able to ship within 30 to 60 days after receipt of a customer order.

Revenues from the sales of disposable supplies increased 99% and 73% during the three month and six month periods ended June 30, 2003 compared to the corresponding periods in 2002. The increase in revenues in both the three and six month periods is driven by higher unit sales of GreenLight PV fibers. In the first six months of 2003 we sold approximately 4,475 GreenLight PV fibers whereas in the first six months of 2002 we sold approximately 680 GreenLight PV fibers. This was a direct result of an increase in our GreenLight PV installed base as well as a higher number of fibers purchased per laser in the installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase as we ship more GreenLight PV lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased during the three and six-month periods ended June 30, 2003 compared to the same periods in 2002. Increased service revenues were primarily experienced in the domestic region as a result of a larger contract installed base. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues decreased three percentage points and one percentage point, respectively, during the three and six month periods ended June 30, 2003 relative to the corresponding periods of 2002. The decrease in gross margin percentage is due primarily to lower aesthetic laser average selling prices. Laserscope expects gross margin as a percentage of revenues to increase for the remainder of 2003.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses decreased marginally as a percentage of sales during the three and six month periods ended June 30, 2003 compared to the same periods in 2002, but increased 6% and 3%, respectively, in absolute terms. The Company expects the amounts spent in research and development throughout the remainder of the year to remain at levels similar to the quarter ended June 30, 2003 as other development projects are pursued.

Selling, general and administrative expenses as a percentage of revenues during the quarter and six months ended June 30, 2003 decreased two percentage points and increased one percentage point, respectively, relative to the corresponding periods of 2002, but increased in absolute terms in both periods. The increase is due primarily to higher variable selling expenses resulting from higher revenues in the three and six month periods ended June 30, 2003 relative to the same periods last year and to higher marketing expenses for aesthetic and GreenLight PV products. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2003 as we continue to expand marketing programs related to the GreenLight PV and aesthetic products.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at June 30, 2003 and for the six months then ended (in thousands):

	June 30,	December 31,
	2003	2002

Cash and cash equivalents	$5,603	$4,661
Total assets	$30,712	$29,163
Total liabilities	$13,589	$13,681
Net working capital	$16,863	$15,652

The increase in cash and cash equivalents was due primarily to cash provided by operating and financing activities, partially offset by cash used by investing activities.

During the six months ended June 30, 2003, cash provided in operating activities totaled $0.7 million. This was the combined result of the following sources: depreciation and amortization — $0.5 million; an increase in other current liabilities- $0.5 million, an increase in deferred revenue- $0.4 million; an increase in accrued compensation- $0.2 million; and a decrease in other current assets- $0.1 million; and a net income of $0.5 million. These sources were offset by: a decrease in accounts payable- $0.8 million, due to increased payments to vendors in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Sources of cash were also partly offset by an increase in inventory- $0.4 million, due to higher material purchases and an increase in accounts receivable- $0.3 million.

During the six months ended June 30, 2003, cash used in investing activities consisted of capital expenditures of $0.4 million. The increase in capital expenditures is due to higher purchases of manufacturing machinery and equipment and office equipment.

During the six months ended June 31, 2003, cash provided by financing activities consisted of the sale of common stock under stock plans — $0.6 million; and was partly offset by payments on obligations under capital leases of $0.1 million.

In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures mature in February 2007 and pay interest monthly. In the first six months of 2003, $400,000 of the debentures were converted to Laserscope common stock. As a result, principal and interest payments in the future will be lower. Principal is to be prepaid at a rate of 1% per month of the outstanding principal beginning in August 2003, with full payment due February 2007. Interest is to be paid monthly at a rate of 8.00%.

We have in place an asset-based line of credit that provides for borrowing up to $5.0 million and expires in September 2003. The line of credit bears annual interest at a rate equal to the prime rate plus 1.5%. Credit is extended and collateralized based on eligible accounts receivable and inventory. At June 30, 2003, we had approximately $2.3 million in borrowing capacity available and $1.2 million in letter of credit reserve requirements. As of June 30, 2003, we had no outstanding borrowings under the line and were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

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

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN No. 46 will have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on the Company’s financial statements.

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

Laserscope and its products are regulated in the United States by the Food and Drug Administration (FDA) under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety Act. There can be no assurance that the FDA will grant marketing clearance for our future products on a timely basis, or at all. Delays in receiving such clearances could have a significant adverse impact on our ability to compete in our industry. The FDA may also require post-market testing and surveillance programs to monitor certain products.

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

In November 2002, the Centers for Medicare and Medicaid Services (CMS) announced its final rule with respect to Ambulatory Payment Classification (APC) reimbursement codes to be implemented in January 2003. One of the APC codes that was affected is currently being used by hospitals to bill Medicare for the Photo Vaporization of the Prostate (“PVP”) procedures. In February 2003, CMS issued a technical correction to this APC code which represents the reimbursement under this code for 2003. The reimbursement level to the hospital for this code was reduced approximately 19% for the hospital site of service for Medicare patients compared to the reimbursement during 2002.

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

A challenge we have been recently experiencing relates to some of our component suppliers. Our commitment to delivering a quality product for the GreenLight PV procedure has stretched some of our vendors to the point where we were unable to fulfill our GreenLight PV laser backlog during the first and second quarters of 2003 due to a shortage of some critical components. We have made progress and we are continuing to work with these suppliers to overcome these issues. In addition, we have qualified some new suppliers to overcome the shortages. We expect to be able to fulfill our backlog and field needs during the third quarter and we will closely monitor our suppliers’ progress toward the eventual goal of being able to ship within 30 to 60 days after receipt of a customer order.

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

As of July 31, 2003, we had 17,639,536 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

“Penny Stock” Rules.

Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System, which requires that a company have, among other things, a minimum bid price of $1.00 in order to qualify for continued listing. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of “penny stock” under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document. The rules require that, prior to a transaction in a penny stock not otherwise exempt from the rules, the broker-dealer must: (i) deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market; (ii) provide the customer with current bid and offer quotations for the penny stock; (iii) disclose the compensation of the broker-dealer and its salesperson in connection with the transaction; (iv) provide the customer monthly account statements showing the market value of each penny stock held in the customer’s account; and (v) make a special written determination that the penny stock is a suitable investment for the customer and receive the customer’s written agreement to the transaction. If brokers become subject to the “penny stock” rules when engaging in transactions in our securities, they may become less willing to engage in such transactions, thereby making it more difficult for shareholders to dispose of their shares of Laserscope common stock.

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

Foreign Currency Risk.

Our international revenues were 28% of total revenues in each of the quarters ended June 30, 2003 and 2002. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our ‘disclosure controls and procedures’ (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below)

(b)  Changes in internal controls

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2002, management, in conjunction with our financial advisors, identified significant deficiencies that relate to our foreign subsidiaries and that were primarily caused by turnover of accounting personnel. Since December 31, 2002, we have made significant progress in our controls and procedures relating to our foreign subsidiaries. While there were no material misstatements of our consolidated financial results for the first or second quarters of 2003 or any quarter of 2002, corrective actions are continuing to be instituted. These matters have been discussed with our independent accountants and the Audit Committee of the Board of Directors of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not applicable.

Item 2. Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3. Defaults upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders was held on June 27, 2003.

(b)	The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

James R. Baumgardt	16,064,734	305,453	0	0
Robert C. Pearson	16,064,734	305,453	0	0
Rodney Perkins, M.D.	16,010,134	360,053	0	0
Robert J. Pressley, Ph.D.	16,009,934	360,253	0	0
Eric M. Reuter	16,006,934	363,253	0	0

(c)	The second matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an amendment to the Company’s 1994 Stock Option Plan to increase the number of shares for issuance thereunder by 300,000 shares to an aggregate of 3,750,000 shares	14,787,004	1,551,888	31,295	0

(d)	The third matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To authorize an amendment to the Company’s 1999 Employee Stock Purchase Plan to increase the number of shares for issuance thereunder by 100,000 shares to an aggregate of 750,000	15,222,403	1,111,244	36,540	0

(e)	The fourth matter voted upon at the meeting and the results of that vote were as follows:

				Present but
	For	Opposed	Abstained	Not Voting

To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2003	16,117,080	183,293	69,814	0

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

(b)	Reports on form 8-K:

On April 24, 2003, the Company filed a current report on Form 8-K reporting the issuance of a Press Release dated April 24, 2003 announcing the Company’s financial results for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE

Registrant

/s/ Dennis LaLumandiere Dennis LaLumandiere Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 7, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350