Form 10-Q
period 2003-09-30
LASERSCOPE
filed 2003-11-13
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

or

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2003 was 17,840,813.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets (Unaudited)
Condensed Consolidated Statements of Income (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Laserscope Notes to Unaudited Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Results of Operations.
Liquidity and Capital Resources.
Risk Factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
Exhibit Index
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements.

Laserscope

Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(thousands)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$6,086	$4,661
Accounts receivable, net	12,042	10,287
Inventories, net	12,301	10,445
Other current assets	1,306	1,027

Total current assets	31,735	26,420
Property and equipment, net	1,580	1,808
Goodwill	655	655
Other assets	178	280

Total assets	$34,148	$29,163

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,681	$3,989
Accrued compensation	2,310	2,033
Deferred revenue	1,871	1,408
Convertible subordinated debentures, current portion	341	147
Other current liabilities	4,445	3,191

Total current liabilities	13,648	10,768

Convertible subordinated debentures, net of current portion	2,259	2,853
Obligations under capital leases	18	60

Total long-term liabilities	2,277	2,913

Contingencies (Note 7)
Shareholders’ equity:
Common stock	57,415	55,915
Accumulated deficit	(38,503)	(39,519)
Accumulated other comprehensive loss	(564)	(789)
Notes receivable from shareholders	(125)	(125)

Total shareholders’ equity	18,223	15,482

Total liabilities and shareholders’ equity	$34,148	$29,163

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands, except per share amounts)	2003	2002	2003	2002

Net revenue	$14,293	$10,479	$39,611	$30,428
Cost of sales	6,790	4,822	19,388	14,578

Gross margin	7,503	5,657	20,223	15,850

Operating expenses:
Research and development	1,195	841	3,300	2,890
Selling, general and administrative	5,778	4,487	15,836	12,323

Total operating expenses	6,973	5,328	19,136	15,213

Operating income	530	329	1,087	637
Interest income (expense) and other, net	7	(107)	(23)	(301)

Income before income taxes	537	222	1,064	336
Provision for income taxes	4	30	48	63

Net income	$533	$192	$1,016	$273

Basic net income per share	$0.03	$0.01	$0.06	$0.02

Diluted net income per share	$0.03	$0.01	$0.05	$0.01

Shares used in basic per share calculations	17,705	16,541	17,440	16,355

Shares used in diluted per share calculations	22,138	18,582	19,671	18,534

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(thousands)	2003	2002

Cash flows from operating activities:
Net income	$1,016	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	905	887
Changes in assets and liabilities:
Accounts receivable, net	(1,710)	(1,277)
Inventories	(1,736)	(708)
Other current assets	(231)	23
Accounts payable	651	278
Accrued compensation	277	128
Deferred revenue	463	208
Other current liabilities	1,212	646

Net cash provided by operating activities	847	458

Cash flows from investing activities:
Acquisition of property and equipment	(566)	(538)

Net cash used in investing activities	(566)	(538)

Cash flows from financing activities:
Payments on obligations under capital leases	(101)	(202)
Proceeds from the sale of common stock under stock plans	1,100	778
Proceeds from bank loans	200	6,220
Repayment of bank loans	(200)	(6,155)

Net cash provided by financing activities	999	641

Effect of exchange rate changes on cash	145	124
Net increase in cash and cash equivalents	1,425	685
Cash and cash equivalents, beginning of period	4,661	3,408

Cash and cash equivalents, end of period	$6,086	$4,093

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$194	$75
Income taxes	$54	$79
Non-cash increase in obligations under capital leases	$—	$172
Issuance of common stock in exchange for conversion of subordinated debentures	$400	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2002 included in the Company’s annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full year.

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on Laserscope’s net income would be as follows (in thousands, except per share data):

		Three months ended		Nine months ended
		September 30,		September 30,

		2003	2002	2003	2002

Net income as reported		$533	$192	$1,016	$273
Add:	Stock-based compensation expense included in reported net income	—	—	—	3
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards	(293)	(219)	(900)	(686)

Pro forma net income (loss)		$240	$(27)	$116	$(410)

Net income (loss) per share:
	Basic-as reported	$0.03	$0.01	$0.06	0.02

	Basic-pro forma	$0.01	$(0.00)	$0.01	$(0.03)

	Diluted-as reported	$0.03	$0.01	$0.05	$0.01

	Diluted-pro forma	$0.01	$(0.00)	$0.01	$(0.03)

Laserscope accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

3.	Inventories, net

Inventories were comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002

Sub-assemblies and purchased parts	$5,673	$4,304
Work-in-process	3,666	3,340
Finished goods	2,962	2,801

	$12,301	$10,445

4.	Warranty and Service Contracts

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

Warranty Reserve (in thousands)

Balance, December 31, 2002		$1,127
Add:	Accruals for warranties issued in 2003	1,871
	Accruals related to pre-existing warranties	77
Less:	Settlements made during the period	(1,393)

Balance, September 30, 2003		$1,682

Service Contracts

Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

Deferred Service Contract Revenue (in thousands)

Balance, December 31, 2002		$1,086
Add:	Payments received	2,450
	Costs incurred under service contracts	1,398
Less:	Revenue recognized	(2,128)
	Settlements made during the period	(1,398)

Balance, September 30, 2003		$1,408

5.	Net income per share

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

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands)	2003	2002	2003	2002

Numerator:
Net income used in computing basic net income per share	$533	$192	$1,016	$273
Add: Interest expense on 8.00% convertible debentures	52	—	—	—

Net income used in computing diluted net income per share	$585	$192	$1,016	$273

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	17,705	16,541	17,440	16,355
Add: dilutive potential common shares used in computing dilutive net income per share	4,433	2,041	2,231	2,179

Total weighted-average number of shares used in computing diluted net income per share	22,138	18,582	19,671	18,534

The following outstanding options (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income per common share for the periods ended September 30, 2003 and 2002 because including them would have had an antidilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,

(thousands)	2003	2002	2003	2002

Options to purchase common stock	237	255	327	207
Convertible debentures	—	2,400	2,080	2,400

	237	2,655	2,407	2,607

6.	Comprehensive income

Total comprehensive income during the periods ended September 30, 2003 and 2002 consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$533	$192	$1,016	$273
Translation adjustments	37	97	225	383

Comprehensive income	$570	$289	$1,241	$656

7.	Contingencies

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), ‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’ FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October, 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”), ‘Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities’. FSP 46-6 is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

9.	Debentures

In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. Under the original terms, the debentures mature in February 2007 and interest and principal is paid in monthly installments. In the first six months of 2003, $400,000 of the debentures were converted to Laserscope common stock. On October of 2003, the debenture agreement was modified. Under the terms of the amended agreement, the Company will not be required to make any principal payments until expiration of the debentures on February 11, 2007, and principal payments will only be made at that time if there is a balance of principal which has not been converted to common stock. However, not withstanding the foregoing, the debenture holders may, at their sole discretion, direct the Company to resume making monthly principal payments at any time prior to expiration and in an amount sufficient to bring payments made plus conversions to the level specified in the original debenture.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and nine months ended September 30, 2003 (in thousands, except for percentages):

	Three months ended					Nine months ended

	Sept 30, 2003		Sept 30, 2002%			Sept 30, 2003		Sept 30, 2002%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers & Instrumentation	$9,230	65%	$7,099	68%	30%	$26,233	66%	$21,096	69%	24%
Disposable supplies	3,408	24%	1,958	19%	74%	8,749	22%	5,049	17%	73%
Service	1,655	11%	1,422	14%	16%	4,629	12%	4,284	14%	8%

Total net revenues	$14,293	100%	$10,479	100%	36%	$39,611	100%	$30,428	100%	30%
Gross margin	$7,503	52%	$5,657	54%	33%	$20,223	51%	$15,850	52%	28%
Research & development	$1,195	8%	$841	8%	42%	$3,300	8%	$2,890	9%	14%
Selling, general & admin	$5,778	40%	$4,487	43%	29%	$15,836	40%	$12,323	40%	29%
Net income	$533	4%	$192	2%	178%	$1,016	3%	$273	1%	272%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased during the three month and nine month periods ended September 30, 2003 compared to the same periods in 2002. The three month period increase primarily was driven by a higher volume of GreenLight PVTM lasers sold.

The GreenLight PV is a surgical laser used in the treatment of benign prostatic hyperplasia (BPH), a procedure called Photo Vaporization of the Prostate (PVPTM). In the three month period ended September 30, 2003 we sold 34 GreenLight PV units compared to nine units in the corresponding period in 2002. Due to Manufacturing improvements we were able to decrease some of the backlog in the quarter ended September 30, 2003 that existed in prior quarters. The nine month period increase primarily was driven by a higher sales volume of aesthetic lasers and accompanying instruments. This was in large part due to the increasing success of the distribution arrangement with McKesson Corporation which began in 2001. Also, through the nine month period of 2003 we shipped 60 GreenLight PV laser units for revenue while at the same time building a backlog of 12 units. In the first nine months of 2002, we had sold 24 GreenLight PV lasers. The Company expects that sales of lasers and instrumentation will continue to be a major source of revenue.

We have made significant strides in procuring critical GreenLight PV laser components and we continue to work with our suppliers to resolve these issues. In the quarter ended September 30, 2003, we were able to significantly reduce our backlog due to progress made. Backlog declined to 12 systems at the end of the third quarter, versus 21 systems at the close of the second quarter. We will closely monitor our suppliers’ progress toward the eventual goal of being able to ship within 30 to 60 days after receipt of a customer order.

Revenues from the sales of disposable supplies increased 74% and 73% during the three month and nine month periods ended September 30, 2003 compared to the corresponding periods in 2002. The increase in revenues in both the three and nine month periods is primarily due to higher unit sales of GreenLight PV fibers. In the first nine months of 2003 we sold approximately 7,895 GreenLight PV fibers whereas in the first nine months of 2002 we sold approximately 1,790 GreenLight PV fibers. This was a direct result of an increase in our GreenLight PV installed base as well as a higher number of fibers purchased per laser in the installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase as we ship more GreenLight PV lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased 16% and 8% during the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. Increased service revenues are a result of a larger contract installed base in the domestic region, as well as increased service activity internationally. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the purchase of its service contracts by its customers.

Gross margin as a percentage of revenues decreased two percentage points and one percentage point, respectively, during the three and nine month periods ended September 30, 2003 relative to the corresponding periods of 2002. The decrease in gross margin percentage is due primarily to both lower aesthetic laser average selling prices and to GreenLight PV component related manufacturing issues. The Company expects gross margin as a percentage of 2003 revenues to be in the range of 51% to 52%.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses increased marginally as a percentage of revenue during the three month period ended September 30, 2003 compared to the same periods in 2002, but decreased 1% for the nine month period ended September 30, 2003 compared to the same period in 2002. The Company expects research and development expenses during 2003 to be approximately 8% of net revenues.

Selling, general and administrative expenses, as a percentage of revenues, decreased three percentage points in the quarter ended September 30, 2003 and decreased marginally in the nine month period ended September 30, 2003. However, selling, general and administrative expenses increased 29% in absolute terms in both periods. The increase is due primarily to higher variable selling expenses resulting from higher revenues in the three and nine month periods ended September 30, 2003 relative to the same periods last year and to higher marketing expenses for aesthetic and GreenLight PV products. We expect amounts spent in selling, general and administrative expenses to be marginally lower, as a percentage of revenues, in the fourth quarter, but remain relatively high in absolute terms in conjunction with continuing investment in educational and training support and marketing programs for the PVP products.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at September 30, 2003 and for the nine months then ended (in thousands):

	September 30,	December 31,
	2003	2002

Cash and cash equivalents	$6,086	$4,661
Total assets	$34,148	$29,163
Total liabilities	$15,925	$13,681
Net working capital	$18,087	$15,652

The increase in cash and cash equivalents was due primarily to cash provided by financing and operating activities, partially offset by cash used by investing activities.

During the nine months ended September 30, 2003, cash provided by financing activities consisted of the sale of common stock under stock plans — $1.1 million; and was partially offset by payments on obligations under capital leases of $0.1 million.

During the nine months ended September 30, 2003, cash provided by operating activities totaled $0.8 million. This was the combined result of the following sources: depreciation and amortization — $0.9 million; an increase in other current liabilities- $1.2 million, partly due to higher warranty provision, legal accruals, sales tax liability and travel expenses; an increase in accounts payable- $0.7 million; an increase in deferred revenue- $0.5 million; and an increase in accrued compensation-$0.3 million; and a net income of $1 million. These sources were offset by: an increase in inventory- $1.7 million, due to higher material purchases, an increase in accounts receivable- $1.7 million, a result of higher revenue and an increase in other current assets-$0.2 million.

During the nine months ended September 30, 2003, cash used in investing activities consisted of capital expenditures of $0.6 million. The increase in capital expenditures is due to higher purchases of manufacturing machinery and equipment, office equipment and capitalization of laser systems.

In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. Under the original terms, the debentures mature in February 2007 and interest and principal is paid in monthly installments. In the first six months of 2003, $400,000 of the debentures were converted to Laserscope common stock. On October of 2003, the debenture agreement was modified. Under the terms of the amended agreement, the Company will not be required to make any principal payments until expiration of the debentures on February 11, 2007, and principal payments will only be made at that time if there is a balance of principal which has not been converted to common stock. However, not withstanding the foregoing, the debenture holders may, at their sole discretion, direct the Company to resume making monthly principal payments at any time prior to expiration and in an amount sufficient to bring payments made plus conversions to the level specified in the original debenture.

We have in place an asset-based line of credit, which was renewed on September 25, 2003, that provides for borrowing up to $5.0 million and expires in September 2004. The line of credit bears annual interest at a rate equal to the prime rate plus 2.0%. Credit is extended and collateralized based on eligible accounts receivable and inventory. At September 30, 2003, we had approximately $3.6 million in borrowing capacity available and $1.2 million in letter of credit reserve requirements. As of September 30, 2003, we had no outstanding borrowings under the line and were in compliance with all covenants associated with the line of credit and our convertible debentures. We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

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

Recent accounting pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), ‘Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.’

FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. During October 2003, the FASB issued FASB Staff Position 46-6 (“FSP 46-6”), ‘Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities’. FSP 46-6 is effective for financial statements issued after October 9, 2003, and provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities, to the first reporting period ending after December 15, 2003. The Company does not expect the adoption of FIN 46 to have a material impact upon its financial position, cash flows or results of operations.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

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

Substantial portions of our laser sales are for aesthetic procedures that are generally not subject to reimbursement by government or private health insurance. The general absence of insurance coverage for these cosmetic procedures may restrict the development of this market.

In November 2002, the Centers for Medicare and Medicaid Services (CMS) announced its final rule with respect to Ambulatory Payment Classification (APC) reimbursement codes to be implemented in January 2003. One of the APC codes that was affected is currently being used by hospitals to bill Medicare for the Photo Vaporization of the Prostate (“PVP”) procedures. In February 2003, CMS issued a technical correction to this APC code which represents the reimbursement under this code for 2003. The reimbursement level to the hospital for this code was reduced approximately 19% for the hospital site of service for Medicare patients compared to the reimbursement during 2002. In August 2003, the Centers for Medicare and Medicaid Services (CMS) announced adjusted reimbursement rates for various BPH treatment alternatives. These rates are due to become effective in January 2004. The national average reimbursement rates for the PVP procedure in 2004 are now projected to be slightly higher in outpatient hospital facilities. In November 2003, CMS notified Laserscope that its application for assignment of PVP to treat BPH to a new technology Ambulatory Payment Classification (APC) has been accepted. CMS has determined that PVP meets the new technology APC qualification criteria and will be assigned a new APC code effective April 1, 2004. Until that time, PVP will continue to be reimbursed under current designated codes. Details regarding the specific coding information and the new associated reimbursement rates will be forthcoming prior to the reassignment. Over the next few months, we will continue to work closely with CMS and the American Urological Association to ensure that the hospital outpatient and physician reimbursement rates for furnishing PVP reflect the appropriate costs of performing the procedure.

If reimbursement rates are not increased soon, it will likely have a short-term adverse effect on the adoption and sales growth of the PVP procedure in the United States as some hospital-based customers who would normally consider adopting the PVP procedure delay their purchases or adoption until the reimbursement climate becomes more attractive.

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

A challenge we have been recently experiencing relates to some of our component suppliers. Our commitment to delivering a quality product for the GreenLight PV procedure has stretched some of our vendors to the point where we were unable to fulfill our GreenLight PV laser backlog during the first three quarters of 2003 due to a shortage of some critical components. We have made progress and we are continuing to work with these suppliers to resolve these issues. In the quarter ended September 30, 2003, we were able to significantly reduce our backlog due to progress made. We will closely monitor our suppliers’ progress toward the eventual goal of being able to ship within 30 to 60 days after receipt of a customer order.

Competition.

We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly specialized firms. Our ability to compete effectively depends on such factors as:

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

As of October 31, 2003, we had 17,840,813 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur could adversely affect prevailing market prices for our common stock.

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

Foreign Currency Risk.

Our international revenues were 25% of total revenues in the quarter ended September 30, 2003 compared to 28% in the quarter ended June 30, 2003. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in U.S. dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political -climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our ‘disclosure controls and procedures’ (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below)

(b) Changes in internal controls.

In connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2002, management, in conjunction with our financial advisors, identified significant deficiencies that relate to our foreign subsidiaries and that were primarily caused by turnover of accounting personnel. Since December 31, 2002, we have made significant progress in our controls and procedures relating to our foreign subsidiaries. While there were no material misstatements of our consolidated financial results for any quarter of 2003 or any quarter of 2002, corrective actions are continuing to be instituted. These matters have been discussed with our independent accountants and the Audit Committee of the Board of Directors of the Company.

PART II.	OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

10.1	Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.

10.2	Amendment to the Convertible Debentures Agreement between the Registrant and Renaissance Capital Growth and Income Fund III, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on form 8-K:

On July 24, 2003, the Company filed a current report on Form 8-K reporting the issuance of a Press Release dated July 24, 2003 announcing the Company’s financial results for the fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE

Registrant

/s/ Dennis LaLumandiere
Dennis LaLumandiere
Vice President, Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 13, 2003

Exhibit Index

Exhibit
Number	Description

10.1	Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.

10.2	Amendment to the Convertible Debentures Agreement between the Registrant and Renaissance Capital Growth and Income Fund III, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.