Form 10-K
period 2003-12-31
LASERSCOPE
filed 2004-03-15
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003,

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

Common Stock, no par value
Common Share Purchase Rights
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $102,098,816 as of June 30, 2003, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 20,459,686 shares of Registrant’s Common Stock issued and outstanding as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 4, 2004.

INTRODUCTORY STATEMENT AND REFERENCES

      Some of the statements in this Annual Report on Form 10-K (“Form 10-K”), including but not limited to the “Risk Factors,” “Management’s discussion and analysis of financial condition and results of operations,” “Business” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

REFERENCES

      References made in this Report to “Laserscope,” the “Company,” the “Registrant,” “We,” “Us,” or “Our” refer to Laserscope and its subsidiaries.

      The following are registered trademarks of Laserscope, which may be mentioned in this report:

           Laserscope;

Dermastat;
Opthostat; and
MicroBeam.

      The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

AccuStat;	Lyra;
ADD;	Lyra “i”;
ADDStat,	Lyra XP;
Aura;	MicronSpot;
Aura SL;	Microstat;
Aura XP;	Gemini;
Aura “i”;	GreenLight PVP;
Coolspot;	GreenLight PV;
Dermastat;	StoneLight;
Endostat;	SmartConnector;
Venus “i”;	StarPulse; and
VersaStat;	Venus.
VersaStat “i”;
Orion;
Model 630 PDT Dye Module;
Model 630XP PDT Dye Module;
800 Series KTP/ YAG Surgical Laser System; and
SmartScan

PART I

Item 1.	Business.

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

     History

      Laserscope is a California corporation that was founded in 1982 and shipped its first product in 1984. During its initial years, the Company was funded by several venture capital firms and by E.I. du Pont de Nemours & Company. We received the first in a series of United States regulatory clearances in 1987 and completed our initial public offering in December 1989.

     Market Focus

      In the first quarter of 2002, Laserscope began selling the GreenLightTM Laser System and ADDStatTM disposable fiber-optic delivery device used to perform photoselective vaporization of the prostate (“PVPTM”) for the treatment of benign prostatic hyperplasia (“BPH”). Since that time, more than 400 urologists collectively have performed more than 17,000 PVPTM procedures. Adoption of this treatment continues to grow among urologists within in the United States and international markets.

      BPH affects more than 13 million men in U.S. According to Health Research International, in 2002 there were approximately 2 million men treated for the condition and that number is expected to grow to over 3 million men by 2008. Interventional treatments in the U.S. during 2002 were estimated to be over 218,000.

      The GreenLightTM procedure is a virtually bloodless, minimally invasive, outpatient treatment that provides dramatic improvement in urine flow and symptom relief with an extremely low incidence of side effects. Patients are usually released within a few hours of the procedure, often without a catheter. Patients can usually return to normal, non-strenuous activities within a couple of days.

      We entered the dermatology/aesthetic surgery market in the mid 1990’s with several, highly versatile laser systems. Laserscope has developed the unique VersaStat “i” handpiece for its aesthetic lasers. It allows the operator to continuously and easily adjust the spot size of the laser from 1 to 5mm without changing handpieces. The Aura “i” is intended for the treatment of vascular lesions, red veins on the face and legs, port wine stains and pigmented lesions such as lentigos and sun-damage. Our Lyra “i” is FDA cleared for the treatment of wrinkles, leg veins, vascular lesions, pseudofolliculitis (shaving bumps) and hair removal on all skin types. A new application for Laserscope technology is the combined use of the Aura and the Lyra lasers in a procedure known as Enhanced Skin Rejuvenation. Enhanced Skin Rejuvenation uses both wavelengths to improve appearance by addressing facial wrinkles as well as treating age spots and red facial veins. Our Venus is used for skin resurfacing (wrinkle removal) and laser peels to reduce wrinkles and improve skin tone. Our GeminiTM Laser System, introduced at the American Academy of Dermatology Annual Meeting, held February 7-10, 2004, combines both the wavelengths and pulsing characteristics of Laserscope’s two leading aesthetic products, the Aura and Lyra laser systems, into a single, higher power and faster product platform. The GeminiTM, is currently FDA cleared for 17 different non-invasive aesthetic applications and is awaiting clearance on the treatment of acne, wrinkle reduction and permanent hair reduction on all skin types. As a percentage of total revenues in 2003, the dermatology/ aesthetic surgery market accounted for approximately 63% of revenues.

      Our products are also used in several other applications. Since the early 1990’s, the ear, nose and throat (ENT), gynecology (OB/GYN) and general surgery specialties have continued to represent markets into which we sell our broad range of laser systems and the majority of our energy delivery devices and surgical instruments.

     Products

     Laser Platforms:

      Our GreenLightTM System is a KTP single wavelength laser used for PVPTM, a procedure to treat BPH. BPH is a non-cancerous enlargement of the male prostate. With age, the prostate, a walnut-size gland located just below the bladder, squeezes the urethra as it grows and restricts the flow of urine. BPH is a condition which increases in incidence as the male population ages, and it is estimated that 30 million men worldwide have this condition.

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

      Our GeminiTM Laser System combines both the wavelengths and pulsing characteristics of Laserscope’s two leading aesthetic products, the Aura and Lyra laser systems, into a single, higher power and faster product platform. The Gemini is currently FDA cleared for 17 different clinical aesthetic applications and is awaiting clearance on the treatment of acne, wrinkle reduction and permanent hair reduction on all skin types.

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

     Distribution

      In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force and through the McKesson Corporation Medical Group (“McKesson”). In December 2000, we signed a distribution agreement that grants to McKesson the exclusive distribution rights for our core aesthetic laser products in the United States. McKesson’s Primary Care Division has a sales force of more than 500 representatives throughout the United States who are supported by our own direct sales force.

      In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

     International Business

      Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total sales. Our international operations, including export sales were 26% of total revenues in each year ended December 31, 2003 and 2002 and were 35% of total revenue in 2001. We expect that international sales will continue to represent a significant percentage of net revenue in 2004.

     Installed Base of Lasers

      We have more than 7,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

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

     Research and Development

      We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. Therefore, we intend to continue to invest significant amounts in research and development. Research and development expenditures totaled $4.4 million in 2003 and $3.8 million in each year of 2002 and 2001.

      Our current research and development programs are directed toward the development of new laser systems and delivery devices.

     Manufacturing

      We manufacture in the United States the laser resonators, system chassis and certain accessories including disposable products and re-usable hand pieces used in our laser systems. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2004.

     Employees

      At December 31, 2003, Laserscope had 195 employees. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand.

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

     Patents and Licenses

      While we believe the patents that we have and for which we have applied are of value, other factors are of greater competitive importance. We currently hold approximately 36 patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts, and laser resonators. We have also licensed certain technologies from others. For more information regarding patents and licenses, please see Risk Factors-Reliance on Patents and Licenses.

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

     Backlog

      As of December 31, 2003 and 2002, we had firm orders in our backlog worth approximately $4.1 million and $1.8 million, respectively. We completely exhausted in 2003 the backlog that existed at the end of 2002, and we plan to completely exhaust during 2004 the backlog that existed at the end of 2003.

Executive Officers of the Company

      The following sets forth certain information with respect to the executive officers of the Company as of December 31, 2003:

Name	Age	Position

Robert J. Pressley, Ph.D.	71	Chairman of the Board of Directors
Eric M. Reuter	42	President, Chief Executive Officer and Director
Robert L. Mathews	58	Executive Vice President
Ken Arnold	34	Vice President, Research and Development
Van Frazier	51	Vice President, Quality and Regulatory Affairs
Dennis LaLumandiere	50	Vice President, Finance, Chief Financial Officer and Secretary
Robert Mann	46	Vice President, North American Sales and Marketing
William B. Kelley	48	Vice President, International Sales and Business Development

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

      William B. Kelley joined Laserscope as Vice President, International Sales and Business Development in November of 2003. Prior to joining Laserscope, from 2002 to 2003 he was Vice President of Sales and Marketing for DentalVeiw, a provider of dental endoscopy equipment. From 1987 to 2001, Mr. Kelley held various sales and executive positions at Candela Corporation, a manufacturer and marketer of medical lasers. His last position at Candela was as Vice President of Sales, North and South America, and he also had direct reporting of worldwide customer service. Mr. Kelley has also served in various sales and sales management capacities at Hospital Satellite Network, New England Medical Devices, Shiley Incorporated, US Surgical Corporation and Parke-Davis Corporation. Mr. Kelley has a BS in Biology and Chemistry from Providence College, Providence RI.

Available Information

      Our website is www.laserscope.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our website is not part of this Report.

Item 2.	Properties.

      Laserscope leases two buildings aggregating approximately 40,000 square feet in San Jose, California under leases expiring in September 2005. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We also lease offices in the United Kingdom and France where our local sales and marketing staff are based. We believe that these facilities are suitable for our current operations and are adequate to support those operations through at least the end of 2004.

Item 3.	Legal Proceedings.

      Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters.

      Our common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 1, 2004, Laserscope had approximately 600 shareholders of record and the last reported sale of our Common Stock on the Nasdaq National Market was $23.81 per share.

      The following table shows Laserscope’s high and low selling prices for the years ended December 31, 2003 and December 31, 2002 as reported by the Nasdaq National Market System:

	2003

	High Bid	Low Bid

First Quarter	$5.30	$3.76
Second Quarter	$8.20	$3.90
Third Quarter	$12.99	$7.50
Fourth Quarter	$18.15	$10.64

	2002

	High Bid	Low Bid

First Quarter	$4.47	$2.40
Second Quarter	$6.00	$3.51
Third Quarter	$4.96	$3.26
Fourth Quarter	$4.88	$3.25

      We have not paid dividends on our common stock and have no present plans to do so. Provisions of our bank line of credit prohibit the payment of dividends without the bank’s consent.

      To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933, as amended, to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of Laserscope common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of Laserscope common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing. The warrants are convertible into shares of Laserscope’s common stock at $1.25 per share and expire in 2005. At December 31, 2003, 373,212 warrants remained outstanding.

      On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance Capital Group, Inc. (“Renaissance”) with gross proceeds to Laserscope of $3.0 million. The debentures were to mature seven years from issuance and had an interest rate of 8.00%. The debentures were convertible into Laserscope common stock with an initial conversion price, which was subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005. As of December 31, 2003, 373,212 warrants remained outstanding.

      The proceeds from both of these financings were used for general corporate working capital purposes.

      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During December 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.

Item 6.	Selected Financial Data.

Consolidated Statement of Operations Data:

	2003	2002	2001	2000(1)	1999(2)

	(Thousands, except per share amounts)
Net revenues	$57,427	$43,088	$35,087	$35,399	$40,990
Net income (loss)	2,517	323	(829)	186	(7,573)
Basic net income (loss) per share	0.14	0.02	(0.05)	0.01	(0.60)
Diluted net income (loss) per share	0.13	0.02	(0.05)	0.01	(0.60)

Consolidated Balance Sheet Data (at end of period):

	2003	2002	2001	2000(1)	1999(2)

Cash & cash equivalents	$7,158	$4,661	$3,408	$2,698	$1,449
Working capital	20,722	15,652	13,336	14,793	6,806
Total assets	37,028	29,163	25,482	24,087	28,956
Capital leases (excluding current portion)	—	60	60	277	534
Other long term debt	—	2,853	3,000	3,000	862
Shareholders’ equity	23,198	15,482	13,412	14,114	12,047

(1)	The Company sold its ownership interest in NWL Laser-Technologie GmbH effective January 1, 2000.

(2)	The Company recorded a $750,000 obsolete inventory provision in the quarter ended June 30, 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      Our discussion and analysis of Laserscope’s financial condition, results of operations, and cash flows are based upon Laserscope’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, product returns, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

      Laserscope is a leading provider of medical laser systems for surgical and aesthetic applications. Founded in 1984, we are a pioneer developer of innovative technologies with over 7000 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of more than 150 products, including KTP/532, Nd:YAG, Er:YAG, and Dye medical laser systems and related energy delivery devices.

      Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. Our newest product offers a breakthrough treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.

      For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles.

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

Critical Accounting Policies

      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	allowance for laser returns;

•	warranty obligation;

•	excess and obsolete inventory;

•	valuation of long-lived and intangible assets and goodwill;

•	allowance for litigation costs;

•	functional currency; and

•	income tax

      Revenue Recognition. We derive our revenue from primarily two sources (i) product revenue which includes lasers, instrumentation, and disposables and (ii) service revenue. The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, remaining obligations are insignificant, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a straight-line basis over the period of the applicable service contract.

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

      Allowance for Laser Returns. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the inevitability that a customer may not pay us and will instead return the laser system to us, we maintain an allowance for losses on laser returns. We estimate losses based on a two year history of actual laser returns. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of Laserscope’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

      Excess and Obsolete Inventory. We maintain reserves for our estimated obsolete or unmarketable inventory. Inventory reserves are recorded when conditions indicate that selling price may be less than cost due to factors such as estimates about future demand, reductions in selling prices, physical deterioration, usage and obsolescence. The reserves are equal to the difference between the cost of inventory and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required and gross margin could be adversely impacted. In contrast, higher gross margins could result if actual market conditions are more favorable than those projected by management.

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

      Future adverse changes in market conditions or poor operating results of a related reporting unit may require us to record an impairment charge in the future. The effect of a change in our estimates and assumptions related to goodwill could be an impairment loss equal to as much as the total of goodwill we have reported, which is $655,000.

      Functional Currency. We have a foreign subsidiary in France which sells to customers in France, and we also have a subsidiary in the United Kingdom which sells to customers in all of Europe, except France, as well as customers in Pacific Rim countries. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into United States Dollars. Our two subsidiaries maintain their accounting records in their functional currencies which are also their respective local currencies, the Euro and the British Pound Sterling. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of it transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since our two subsidiaries’ functional currencies are deemed to be the local currencies, then any gain or loss associated with the translation of those subsidiaries’ financial statements is included, as a component of shareholders’ equity, in cumulative translation adjustments. If in the future we determine that there has been a change in the functional currency of a subsidiary from its local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

      Income Tax. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is appropriate. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Financial Review — Results of Operations

      The following table sets forth certain data from Laserscope’s consolidated statements of operations, expressed as a percentage of net revenues:

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Cost of products and services	48.1	48.4	50.5

Gross margin	51.9	51.6	49.5
Operating expenses:
Research and development	7.7	8.9	10.7
Selling, general and administrative	39.5	40.9	40.0

	47.2	49.8	50.7
Operating income (loss)	4.7	1.8	(1.3)
Interest expense and other, net	0.0	(0.9)	(1.0)

Income (loss) before income taxes	4.7	0.9	(2.3)
Provision for income taxes	0.3	0.2	0.1

Net income (loss)	4.4%	0.7%	(2.4)%

      We generally sell our products to hospitals, outpatient surgery centers and individual physicians in the United States, Europe, the Middle East, Latin America and the Pacific Rim. In the United States, we sell through our direct sales force as well as through a distributor, McKesson. We also generate export sales through our wholly owned subsidiaries in the United Kingdom and France and sell to independent distributors in the rest of the world.

      We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, these conditions represent significant risks to our performance.

      International sales accounted for 26%, 26% and 35% of our net revenues for 2003, 2002 and 2001, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A large portion of our international sales occur through our foreign subsidiaries and the remainder result from exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally. These risks could harm our financial condition, results of operations and future cash flows.

      Through December 31, 2003, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in United States Dollars for the rest of the world. During 2003, 2002 and 2001 fluctuations in foreign currencies did not materially affect the results of operations reported by Laserscope. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in United States Dollars represented over 91% of total revenues in 2003, 88% in 2002 and 86% in 2001, market risk exists in foreign countries where we sell in United States Dollars, and a major strengthening of the United States Dollar could have a material negative impact on our business.

      Please refer to the “Risk Factors” section of this Annual Report for further discussion on these and other risks associated with our business.

      The following table contains selected income statement information for Laserscope for the years ended December 31, 2003, 2002 and 2001:

	Twelve Months Ended

	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		% Change

	Amount	%(a)	Amount	%(a)	Amount	%(a)	2003-2002	2002-2001

Revenues from sales of:
Lasers & Instrumentation	$37,568	65%	$29,842	69%	$23,593	67%	26%	26%
Disposable supplies	13,536	24%	7,420	17%	5,671	16%	82%	31%
Service	6,323	11%	5,826	14%	5,823	17%	9%	—%

Total net revenues	$57,427	100%	$43,088	100%	$35,087	100%	33%	23%
Gross margin:
Product	$28,162	55%	$20,430	55%	$15,603	53%	38%	31%
Service	1,626	26%	1,824	31%	1,749	30%	(11)%	4%

Total gross margin	$29,788	52%	$22,254	52%	$17,352	49%	34%	28%
Research & development	$4,443	8%	$3,837	9%	$3,756	11%	16%	2%
Selling, general & admin	$22,638	39%	$17,626	41%	$14,043	40%	28%	26%
Net income (loss)	$2,517	4%	$323	1%	$(829)	2%	679%	139%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

2003 Results Compared to 2002

      During 2003, total revenues increased approximately $14.3 million, or 33%, from 2002.

      During 2003, revenues from the sales of laser equipment and instrumentation increased 26% to $37.6 million, or 65% of total net revenues, compared to $29.8 million, or 69%, of total net revenues in 2002. Increases in revenues from sales of laser equipment and instrumentation resulted from a commensurate increase in unit shipments. The increasing success of the United States distributor relationship which we formed with McKesson effective December 2000 contributed to the higher aesthetic laser sales. This also enabled us to sell more instruments that are used with the aesthetic lasers. McKesson made purchases from Laserscope of approximately $17.7 million and $12.6 million which was 31% and 29% of our total 2003 and 2002 revenue, respectively. In addition, we saw growth in unit shipments of GreenLightTM Lasers which are used for BPH. Fiscal 2003 revenue shipments of GreenLightTM lasers was 98 units, which is an approximate three-fold increase over the 2002 shipments of 32 units. In 2004, we believe that we will continue to see moderate increases in our sales of lower-priced office-based aesthetic lasers in all geographic markets. We also believe we will see a continued trend of increasing GreenLightTM laser shipments.

      Net revenues from shipments of disposable supplies were 82% higher in 2003 than 2002, and were approximately $13.5 million, or 24%, of total revenues in 2003, compared to approximately $7.4 million, or 17% of total revenues in 2002. These higher revenues are principally due to increasing demand for the disposable fiber-optic devices which are used with the GreenLightTM laser. The GreenLightTM laser was introduced in January 2002.

      Until recently, our sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers used in hospitals for non-aesthetic procedures. This resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, generally do not create a stream of sales of disposable supplies. However, with the introduction of the GreenLightTM laser in early 2002, we sold approximately 13,300 and 3,500 disposable fiber-optic delivery devices in 2003 and 2002 respectively, which has increased our disposables revenue. We believe that our future sales of disposable supplies depend on our ability to increase our installed base of systems and also to develop and promote surgical procedures that use these products.

      Service revenues were 9% higher in 2003 than 2002, and were approximately $6.3 million, or 11% of total revenues in 2003, compared to $5.8 million, or 14% of revenue in 2002. Service revenues increased in all geographic regions, but the growth rate was marginally higher at our foreign subsidiaries. We believe that future revenues will depend on increases to the installed base of lasers as well as customers purchasing service contracts.

      Product gross margin as a percentage of net product revenues was 55% in 2003 which was even with that of 2002. In 2003, gross margin increased due to GreenLightTM fibers sold. However, this was offset by less favorable manufacturing variances and higher warranty cost which was driven by longer warranty periods associated with promoting sales of GreenLightTM lasers. We expect that product gross margin, as a percentage of net revenues in 2004, will be marginally higher than the level of 2003. However, we expect that these amounts may vary from quarter to quarter during 2004 and will depend on product demand and distribution mix.

      Gross margin from service activities as a percentage of net service revenues was 26% in 2003 compared to 31% in 2002. The decrease reflects an increase in material and overhead costs as a percentage of revenue. We expect that gross margin, as a percentage of net revenues from service activities in 2004, will be similar to 2003 levels.

      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products. In 2003, amounts spent on research and development increased 16% from amounts spent in 2002. This was primarily due to an increase in permanent staff and consultants to work on development of the new Gemini laser as well as continuing refinements to the GreenLightTM and aesthetic lasers. We expect that amounts spent in research and development during 2004 will be higher in absolute terms than that spent in 2003 but lower as a percentage of net revenues.

      Selling, general and administrative expenses increased 28% in 2003 compared to 2002. This was due in part to an increase in headcount as we increased the size of our sales force and marketing staff in the United States and in our foreign subsidiaries primarily to promote the GreenLightTM laser. In addition, commission expenses were higher following from an increase in revenue of both GreenLightTM and aesthetic lasers. We expect selling, general and administrative expenses during 2004 will be higher in absolute terms than that of 2003 but lower as a percentage of net revenues, as commissions expense continues to increase and we continue to invest in educational support as well as marketing programs for the GreenLightTM and other lasers.

      In 2003, we recorded an income tax provision of $202,000. The United Kingdom subsidiary incurred a charge of $76,000 for income taxes due its profitability. However, while the United States operations reported a profit, due to net operating loss carryforwards, the United States entity’s tax liability was limited to the alternative minimum tax. The French subsidiary reported a net loss in 2003, and so no tax provision was required for that entity. The United States and the French entity have significant net operating loss carry forwards. In 2002, we recorded a tax provision of $70,000 for our United Kingdom subsidiary and recorded no tax provision for France. In the United States in 2002 we recorded a tax provision of $16,000 for state tax, none for federal tax since tax law at that time permitted alternative minimum tax to be offset 100% by tax loss carry forwards. Due to only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance is and was appropriate in 2003 and 2002.

2002 Results Compared to 2001

      During 2002, total revenues increased approximately $8.0 million, or 23%, from 2001.

      During 2002, revenues from the sales of laser equipment and instrumentation increased 26% to $29.8 million, or 69% of total net revenues, compared to $23.6 million, or 67%, of total net revenues in 2001. Increases in revenues from sales of laser equipment and instrumentation resulted from higher unit shipments, although at lower average selling prices, due to increased aesthetic laser shipments as well as the introduction of the GreenLightTM laser. In addition, as we sold more aesthetic lasers, we also sold more instruments that are used with the aesthetic lasers. The United States distributor relationship which we formed with McKesson effective December 2000 contributed to the higher aesthetic laser sales.

      Net revenues from shipments of disposable supplies were 31% higher in 2002 than 2001, and were approximately $7.4 million, or 17%, of total revenues in 2002, compared to approximately $5.7 million, or 16% of total revenues in 2001. The increase is principally due to the January 2002 introduction of the GreenLightTM laser which led to increased fiber-optic sales.

      Prior to 2002, our sales have trended towards lower-priced office lasers for aesthetic procedures and away from lasers used in hospitals for non-aesthetic procedures. This had resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, although carrying one-time sales of instrumentation, generally do not create a stream of sales of disposable supplies. However, with the introduction of the GreenLightTM laser we sold approximately 3,500 disposable fiber-optic delivery devices in 2002 which has increased our disposables revenue.

      Service revenues during 2002 were even with 2001. These revenues were $5.8 million, or 14%, of total net revenues in 2002, compared to $5.8 million, or 17%, of total net revenues in 2001. Higher service revenues at our foreign subsidiaries were offset by marginally lower service revenues in the United States.

      Product gross margin as a percentage of net product revenues was 55% in 2002 compared to 53% in 2001. Higher product gross margin is primarily due to an increase in domestic laser sales relative to international laser sales in 2002 compared 2001. Historically, domestic product sales have higher margins than international product sales.

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

      In 2002, we recorded an income tax provision of $70,000 because of the profitability of our United Kingdom subsidiary. The United States operations reported a slight profit and the French subsidiary reported a net loss in 2002. The United States and the French entity have significant net operating loss carry forwards. In 2001, we recorded a tax provision of $45,000 for our United Kingdom subsidiary.

Financial Review — Liquidity and Capital Resources

      The following table contains selected balance sheet information at December 31, 2003 and 2002 (in thousands):

	December 31,	December 31,
	2003	2002

Cash and cash equivalents	$7,158	$4,661
Working capital	$20,722	$15,652
Total assets	$37,028	$29,163

      The net increase in cash and cash equivalents in 2003 compared to 2002 was due to cash provided by financing and operating activities.

      Cash provided by financing activities in 2003 totaled $1.7 million. This was the combined result of the following sources: sale of common stock under stock plans — $1.6 million; a repayment of shareholder notes — $0.1 million; and exercise of warrants — $0.1 million These sources were offset by: payments on obligation under capital leases of — $0.1 million.

      Cash provided by operating activities totaled $1.5 million. This was the combined result of the following sources: net income — $2.5 million; depreciation — $1.1 million; an increase in accounts payable — $0.8 million, this is due to an increase in material purchases; an increase of warranty reserve-$0.8 million due to an increase in the number of lasers sold that are under warranty; an increase of deferred revenue — $0.6 million as a result of higher volume of contract revenue bookings; an increase in accrued compensation — $0.3 million; increase in inventory reserve — $0.3 million; an increase in other accrued liabilities — $0.3 million; and an increase in tax provision — $0.1 million; an increase in provision of doubtful accounts receivable — $.1 million; and amortization of debt issuance costs — $0.1 million. These sources were offset by: an increase in inventory — $3.0 million, due to a higher demand in our products; an increase in accounts receivable — $2.2 million as a result of higher revenue; and an increase in other current assets — $0.3 million.

      Cash used in investing activities totaled $0.9 million and consisted of capital expenditures.

      Laserscope has in place an asset based line of credit which provides up to $5.0 million in borrowings and expires in September 2004. Credit is extended based on eligible accounts receivable and inventory. Laserscope’s assets collateralize the credit line which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at December 31, 2003 was 4.00%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Laserscope stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2003, we had no outstanding borrowings under the line and were in compliance with all covenants.

      Capital expenditures totaled $0.9 million in 2003 and $0.8 million in 2002. During 2003, Laserscope purchased more office equipment and machinery and equipment compared to 2002. While the level of capital expenditures in 2004 for normal on-going operations is expected to be on par with that of 2003, we plan to begin the purchase and implementation of a new enterprise resources planning system in 2004. Therefore, we expect the total level of capital expenditures in 2004 to be higher than that of 2003.

      Our R & D expenditures in 2003 and 2002 were $4.4M and $3.8M respectively. We expect the amounts spent in research and development during 2004 will be higher in absolute terms than that spent in 2003 but lower as a percentage of net revenues.

      To address our capital needs, on January 14, 2000, we completed a private placement of our common stock providing net proceeds of approximately $1.8 million to accredited investors, of which $1.0 million was received in 1999. We issued 2.5 million shares of our no par value common stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our common stock.

      On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance with gross proceeds to Laserscope of $3.0 million. The debentures were to mature seven years from issuance and had an interest rate of 8.00%. The debentures were convertible into Laserscope common stock with an initial conversion price, which was subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005.

      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During December 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.

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

      There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions

Contractual Obligations

      The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Operating	Capital
	Leases	Leases	Total

2004	$1,919	$60	$1,979
2005	1,515	—	1,515

Total	$3,434	$60	$3,494

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

      In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or on its results of operations.

RISK FACTORS

      In determining whether to invest in our Common Stock, you should carefully consider the information below in addition to all other information provided to you in this Report, including the information incorporated by reference in this Report. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other capitons as cautionary statements for such purpose.

Limited Working Capital; Potential Need to Raise Additional Capital.

      As of December 31, 2003, our total assets were $37.0 million and our total liabilities were $13.8 million. As of the same date, our working capital was $20.7 million and our cash and cash equivalents totaled $7.2 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

      For example, to address our capital needs, on January 14, 2000 we completed a private placement of our common stock providing net proceeds of approximately $1.9 million to accredited investors. We issued 2.5 million shares of our no par value Common Stock at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of our Common Stock.

      Similarly, On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance with gross proceeds to Laserscope of $3.0 million. The debentures were to mature seven years from issuance and had an interest rate of 8.00%. The debentures were convertible into Laserscope common stock with an initial conversion price, which was subject to adjustment, of $1.25. The private placement also included warrants convertible into 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005.

      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During December 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.

      In 2003, except for shares issued through the Company’s Employee Stock Purchase Plan and the Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 75,663 shares.

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

History of Losses; Uncertainty of Future Profitability.

      At December 31, 2003, we had an accumulated deficit of $37.0 million. We reported net income of $2.5 million for the year ended December 31, 2003, net income of $0.3 million for the year ended December 31, 2002, and a net loss of $0.8 million for the year ended December 31, 2001. There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

Government Regulation; Uncertainty of Obtaining Regulatory Approval.

      Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products.

      Laserscope and its products are regulated in the United States by the Food and Drug Administration under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) (“510(k)”) procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is “substantially equivalent” to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption (“IDE”) granted by the FDA allowing human clinical studies.

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

      In November 2002, the Centers for Medicare and Medicaid Services (“CMS”) announced its final rule with respect to Ambulatory Payment Classification (“APC”) reimbursement codes to be implemented in January 2003. One of the APC codes that was affected is currently being used by hospitals to bill Medicare for the PVP procedures. In February 2003, CMS issued a technical correction to this APC code which represents the reimbursement under this code for 2003. The reimbursement level to the hospital for this code was reduced approximately 19% for the hospital site of service for Medicare patients compared to the reimbursement during 2002. In August 2003, the CMS announced adjusted reimbursement rates for various BPH treatment alternatives. These rates are due to become effective in January 2004. The national average reimbursement rates for the PVP procedure in 2004 are now projected to be slightly higher in outpatient hospital facilities. In November 2003, CMS notified Laserscope that its application for assignment of PVP to treat BPH to a new technology APC has been accepted. CMS has determined that PVP meets the new technology APC qualification criteria and will be assigned a new APC code effective April 1, 2004. We have yet to be informed by CMS of the level of reimbursement under the new code. Until that time, PVP will continue to be reimbursed under current designated codes. Details regarding the specific coding information and the new associated reimbursement rates will be forthcoming prior to the reassignment. Over the next few months, we will continue to work closely with CMS and the American Urological Association to ensure that the hospital outpatient and physician reimbursement rates for furnishing PVP reflect the appropriate costs of performing the procedure.

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

      Our expenditures for research and development were $4.4 million in 2003 and $3.8 million in each year of 2002 and 2001. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.

      Our current research and development programs are directed toward the development of new laser systems and delivery devices. We cannot assure that these markets will develop as anticipated or that our product development efforts will prove successful. Nor can we assure that such new products, if developed and introduced, will be accepted by the market.

Potential Intellectual Property Litigation.

      Our industry has been characterized by frequent demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.

      We may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect our own intellectual property. We have and may hereafter become involved in litigation to protect the trademark rights associated with our company name or the names of our products. If we have to change the name of our products, we may experience a loss in goodwill associated with customer confusion and a loss of sales.

      Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from our core business. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Reliance on Key Customers.

      In December 2000, Laserscope and McKesson entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. During 2003, aesthetic product sales in the United States accounted for approximately 47% of our total revenues and at December 31, 2003, accounts receivable from McKesson accounted for approximately 21% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

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

Natural Catastrophic Events; Terrorism and Other Manmade Problems.

      Our corporate headquarters, including our research and development operations, our manufacturing facilities, and our principal sales, marketing and service offices, are located in the Silicon Valley area of Northern California, a region known for seismic activity. A significant natural disaster, such as an earthquake or a flood, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the United States and other economies.

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

      As of March 1, 2004, we had 20,459,686 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

International Business.

      Our international revenues were 26% of total revenues in each year ended December 31, 2003 and 2002. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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

“Penny Stock” Rules.

      Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) National Market System, which requires that a company have a minimum bid price of $1.00 in order to qualify for continued listing. Our low bid price in 2003 for each of the quarters ended March 31, June 30, September 30 and December 31 was $3.76, $3.90, $7.50 and $10.64, respectively, and our last traded price on March 1, 2004 was $23.81. If we fail to maintain our listing for our common stock on the NASDAQ National Market System, and no other exclusion from the definition of “penny stock” under the Exchange Act is available, any brokers engaging in transactions in our securities would be required to provide their customers with a risk disclosure document, the compensation of the broker/ dealer in the transaction and monthly account statements showing the market values of our securities held in the customers’ accounts.

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

Dilution.

      Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options and warrants.

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

Interest Rate Risk.

      Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. In 2003 and 2002, we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

      On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

      International revenues were 26% of total revenues in each year of 2003 and 2002 compared to 35% of total revenues during 2001. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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

      Accordingly, our future results could be materially adversely affected by changes in these regulatory, geopolitical and other factors.

      We do not engage in hedging transactions for speculative or trading purposes.

Item 8.	Consolidated Financial Statements and Supplementary Data.

      Consolidated financial statements of Laserscope at December 31, 2003 and 2002, and for each of the three years ended December 31, 2003, the report of independent auditors thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 “Selected Financial Data” and Item 15, “Exhibits, Financial Statement Schedules and reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 13d-15.

      Changes in internal controls. No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s fourth fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

      However, in connection with the preparation of the Company’s financial statements as of and for the year ended December 31, 2002, management, in conjunction with our financial advisors, identified significant deficiencies that relate to our foreign subsidiaries and that were primarily caused by turnover of accounting personnel. Management believes that in 2002 it had internal control procedures in effect at the consolidated level sufficient to prevent any material misstatement and in fact these deficiencies did not result in any material misstatement of our consolidated financial results for the year ended December 31, 2002 or any of the quarters within 2002. However, corrective actions were instituted in 2003, and these matters were discussed with our independent accountants and the Audit Committee of the Board of Directors of the Company.

PART III

      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 2004 pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held June 4, 2004 and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.

      The information concerning the Company’s directors and executive officers required by this Item 10 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the headings “Election of Directors.” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively. See also Item 1 above.

Code of Ethics.

      The information required by this Item 10 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Code of Ethics.”

Item 11.	Executive Compensation.

      The information required by this Item 11 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item 12 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.

      The information required by this Item 13 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services.

      The information required by this Item 14 is incorporated by reference from the Company’s Proxy Statement for the 2004 Annual Meeting of Shareholders under the heading “Principal Auditor Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)(1) Consolidated Financial Statements:

      (2) The following financial statement schedule for the years ended December 31, 2003, 2002 and 2001 is submitted herewith:

Page

Schedule II — Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

2.1	Acquisition Agreement between Laserscope and Heraeus Med GmbH.(8)
2.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(10)
3.3	Eighth Amended and Restated Articles of Incorporation of Registrant.(21)
3.4	By-laws of Registrant, as amended.(2)
4.1	Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(5)
4.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(6)
4.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(7)
10.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.2	1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)
10.3	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)
10.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(14)
10.4	401(k) Plan.(1)
10.6	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(17)
10.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(17)
10.10	Form of indemnification agreement.(1)

Exhibit
Number	Description

10.11	Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(10)
10.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(10)
10.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(11)
10.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(12)
10.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(12)
10.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(13)
10.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(14)
10.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(16)
10.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(20)
10.11K	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(22)
10.13	1990 Directors’ Stock Option Plan and form of Option Agreement.(2)
10.14	Form of Laserscope Management Continuity Agreement, as amended.(15)
10.14A	Form of Laserscope Management Continuity Agreement, as amended.(19)
10.18	1995 Directors’ Stock Option Plan and form of Option agreement.(4)
10.18A	1999 Director’s Stock Option Plan.(14)
10.19	Common Stock Placement Agreement.(14)
10.19A	Form of Common Stock Purchase Agreement.(14)
10.20	Convertible Loan Agreement.(14)
10.20A	Amendment to Convertible Loan Agreement.(21)
10.20B	Amendment to Convertible Loan Agreement. (22)
22.1	Subsidiaries of Registrant, as amended.(17)
23.1	Consent of Independent Accountants.(23)
25.1	Power of Attorney (see page 36).(23)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(23)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(23)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/ A filed September 4, 1996.

(8)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1997.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(20)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(21)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(23)	Filed herewith.

Reports on Form 8-K:

      The following current report on Form 8-K was filed during the fourth quarter of 2003:

On October 23, 2003, the Company filed a current report on Form 8-K reporting the issuance of a press release dated October 23, 2003 announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERSCOPE

By:	/s/ ERIC M. REUTER

Eric M. Reuter
President and Chief Executive Officer

Date: March 15, 2004

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

Signature	Title	Date

/s/ ROBERT J. PRESSLEY (Robert J. Pressley, Ph.D.)	Chairman of the Board of Directors	March 15, 2004

/s/ ERIC M. REUTER (Eric M. Reuter)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ DENNIS LALUMANDIERE (Dennis LaLumandiere)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 15, 2004

/s/ JAMES BAUMGARDT (James Baumgardt)	Director	March 15, 2004

/s/ ROBERT C. PEARSON (Robert C. Pearson)	Director	March 15, 2004

/s/ RODNEY PERKINS (Rodney Perkins, M.D.)	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Laserscope:

      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) on page 32 present fairly, in all material respects, the financial position of Laserscope and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) on page 32 presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 12, 2004

LASERSCOPE

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$7,158	$4,661
Accounts receivable, net	12,711	10,287
Inventories, net	13,368	10,445
Other current assets	1,315	1,027

Total current assets	34,552	26,420
Property and equipment, net	1,645	1,808
Goodwill	655	655
Other assets	176	280

Total assets	$37,028	$29,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,094	$3,989
Accrued compensation	2,360	2,033
Warranty	1,947	1,127
Other accrued liabilities	3,347	1,948
Deferred revenue	2,022	1,408
Convertible subordinated debentures, current portion	—	147
Current obligations under capital leases	60	116

Total current liabilities	13,830	10,768

Long-term liabilities:
Convertible subordinated debentures, net of current portion	—	2,853
Obligations under capital leases	—	60

Total long-term liabilities	—	2,913

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 30,000,000 at December 31, 2003 and 2002.
Issued and outstanding shares — 20,131,781 and 16,828,324 at December 31, 2003 and 2002, respectively	60,427	55,915
Accumulated deficit	(37,002)	(39,519)
Accumulated other comprehensive loss	(227)	(789)
Notes receivable from shareholders	—	(125)

Total shareholders’ equity	23,198	15,482

Total liabilities and shareholders’ equity	$37,028	$29,163

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

	(Thousands, except per share
	amounts)
Net revenues:
Products	$51,104	$37,262	$29,264
Services	6,323	5,826	5,823

	57,427	43,088	35,087

Cost of products and services:
Products	22,942	16,832	13,661
Services	4,697	4,002	4,074

	27,639	20,834	17,735

Gross margin	29,788	22,254	17,352

Operating expenses:
Research and development	4,443	3,837	3,756
Selling, general and administrative	22,638	17,626	14,043

	27,081	21,463	17,799

Operating income (loss)	2,707	791	(447)
Interest income	52	10	—
Interest expense and other	(40)	(392)	(337)

Income (loss) before income taxes	2,719	409	(784)
Provision for income taxes	202	86	45

Net income (loss)	$2,517	$323	$(829)

Basic net income (loss) per share	$0.14	$0.02	$(0.05)

Diluted net income (loss) per share	$0.13	$0.02	$(0.05)

Shares used in basic per share calculations	17,452	16,441	15,953

Shares used in diluted per share calculations	21,838	18,569	15,953

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,517	$323	$(829)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,066	1,051	938
Amortization of debt issuance costs	91	134	140
Provision for doubtful accounts-accounts receivable	93	115	—
Provision for inventory	288	134	—
Changes in assets and liabilities:
Accounts receivable	(2,204)	(1,750)	500
Inventories	(2,967)	(1,149)	(987)
Prepayments and other current assets	(326)	305	(329)
Accounts payable	829	1,092	1,405
Accrued compensation	327	445	298
Warranty	820	379	251
Deferred revenue	614	377	9
Other accrued liabilities	235	366	29
Tax payable	136	—	—

Cash provided by operating activities	1,519	1,822	1,425

Cash flows from investing activities:
Capital expenditures	(873)	(776)	(1,066)

Cash provided by (used in) investing activities	(873)	(776)	(1,066)

Cash flows from financing activities:
Payment on obligations under capital leases	(117)	(101)	(295)
Proceeds from the sale of common stock under stock plans	1,565	1,197	225
Proceeds from the exercise of warrants	97	6	7
Repayment of shareholder notes	125	—	9
Proceeds from line of credit	200	7,020	12,700
Repayment of line of credit	(200)	(8,155)	(12,267)

Cash provided by (used in) financing activities	1,670	(33)	379

Effect of exchange rate changes on cash	181	240	(28)
Increase in cash and cash equivalents	2,497	1,253	710
Cash and cash equivalents, beginning of year	4,661	3,408	2,698

Cash and cash equivalents, end of year	$7,158	$4,661	$3,408

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$67	$79	$11
Cash paid for interest	$234	$303	$365
Acquisition of minority interest in affiliate in exchange for accounts receivable	$—	$—	$555
Non-cash financing, equipment lease	$—	$60	$—
Debenture conversion	$2,850	$—	$—

See notes to consolidated financial statements

LASERSCOPE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other	Notes	Total
	Common	Accumulated	Comprehensive	Receivable from	Shareholders’
	Stock	Deficit	Loss	Shareholders	Equity

	(In thousands except share amounts)
Balance at December 31, 2000	$54,480	$(39,013)	$(1,218)	$(134)	$14,115
Components of comprehensive loss:
Net loss		(829)			(829)
Translation adjustments			(114)		(114)

Total comprehensive loss					(943)
Issuance of 197,772 shares under stock plans	225				225
Issuance of 5,000 shares upon warrant exercises	7				7
Repayment of shareholder notes				9	9

Balance at December 31, 2001	$54,712	$(39,842)	$(1,332)	$(125)	$13,413
Components of comprehensive income:
Net income		323			323
Translation adjustments			543		543

Total comprehensive income					866
Issuance of 737,526 shares plans	1,197				1,197
Issuance of 5,000 shares upon warrant exercises	6				6

Balance at December 31, 2002	$55,915	$(39,519)	$(789)	$(125)	$15,482
Components of comprehensive income:
Net income		2,517			2,517
Translation adjustments			562		562

Total comprehensive income					3,079
Issuance of 827,794 shares under stock plans	1,565				1,565
Issuance of 75,663 shares upon warrant exercises	97				97
Debenture conversion into 2,400,000 shares, net of unamortized issuance costs	2,850				2,850
Repayment of shareholder notes				125	125

Balance at December 31, 2003	$60,427	$(37,002)	$(227)	$—	$23,198

See notes to consolidated financial statements

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

     Business

      Laserscope (the “Company”) primarily operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports aesthetic and surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty-five countries worldwide to hospitals, outpatient surgery centers and physicians.

     Basis of Presentation

      The accompanying consolidated financial statements include the Company and its wholly and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

     Potential Need to Raise Additional Capital

      As of December 31, 2003, the Company’s total assets were $37.0 million and the total liabilities were $13.8 million. As of the same date, working capital was $20.7 million and cash and cash equivalents totaled $7.2 million. Current and anticipated demand for the Company’s products as well as procurement and production affect the need for capital. Changes in these or other factors could have a material impact on capital requirements and may require the Company to raise additional capital.

      The Company’s line of credit contains certain financial covenants. In the event that the Company is unable to satisfy any of these covenants, then it would be in default and the lender would have the right to exercise various remedies including declaring due all outstanding principal and interest. At December 31, 2003, the Company had no outstanding borrowing under the line of credit facility.

      While the Company believes that its existing cash resources, including the bank line of credit, will be sufficient to fund its operating needs for the next twelve months, additional financing may be required for the Company’s currently envisioned long term needs.

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

     Fair Value of Financial Instruments

      Carrying amounts of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the capital lease obligations, approximates its fair value.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents

      The Company considers cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

     Revenue Recognition and Product Warranty

      The Company recognizes revenue on products and services when the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, remaining obligations are insignificant, and title and risk of ownership has been transferred. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a straight-line basis over the period of the applicable service contract.

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

     Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated using the weighted average number of common stock outstanding. Diluted net income (loss) per share is calculated using the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares from stock options, warrants and debentures.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2003	2002	2001

	(Thousands, except per share data)
Numerator:
Basic net income (loss)	$2,517	$323	$(829)
Add back:
Interest on convertible debentures	219	—	—
Diluted net income (loss)	2,736	323	(829)
Denominator:
Denominator for basic net income (loss) per share — weighted average basis	17,452	16,441	15,953

Effect of dilutive securities:
Employee stock options	1,881	1,676	—
Convertible debentures	2,068	—	—
Warrants	437	452	—

Dilutive potential common shares	4,386	2,128	—

Denominator for diluted net income (loss) per common share — Adjusted weighted-average shares	21,838	18,569	15,953

Net income (loss) per common share:
Basic	$0.14	$0.02	$(0.05)
Diluted	$0.13	$0.02	$(0.05)

      The following outstanding options and warrants (prior to the application to the treasury stock method) and convertible debentures were excluded from the computation of diluted net income (loss) per common share for the years ended December 31, 2003, 2002 and 2001 because including them would have had an antidilutive effect.

	Years Ended
	December 31,

	2003	2002	2001

	(Thousands)
Options to purchase common stock	305	279	3,188
Warrants to purchase common stock	—	—	458
Debentures convertible to common stock	—	2,400	2,400

	305	2,679	6,046

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

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Long-Lived Assets

      The Company periodically assesses the impairment of its long-lived assets in accordance with the provisions of SFAS No. 141, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the Company’s long-lived assets may not be recoverable. Indicators which could trigger an impairment review include, but are not limited to, significant underperformance relative to past or planned operating results, significant changes in the strategy for the overall business, significant negative industry trends and/or a significant decline in the stock price of the Company for a sustained period of time. When it is determined, based on one or more of these indicators, that the carrying value of the Company’s long-lived assets may not be recoverable, impairment is measured using the projected discounted cash flow method and charged to operations.

Goodwill and Intangible Assets Related to Acquisitions

      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company adopted the rules of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company performs an annual assessment at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount, as prescribed by SFAS No. 142. No impairment charges have been recorded as of December 31, 2003.

Advertising Expense

      Advertising costs are expensed as incurred. Advertising costs were not significant in 2003, 2002 or 2001.

Stock-based Compensation

      During the year ended December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF Issue No. 96-18”). Under SFAS No. 123 and EITF Issue No. 96-18, the fair value of options granted to non-employees is estimated using the Black-Scholes option pricing model and is periodically remeasured as the options vest.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	2003		2002	2001

Net income (loss) as reported	$2,517		$323	$(829)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,352)		(956)	(1,025)

Pro forma net income (loss)	$1,165		$(633)	$(1,854)

Net income (loss) per share:
Basic-as reported	$0.14		$0.02	$(0.05)

Basic-pro forma	$0.07		$(0.04)	$(0.12)

Diluted-as reported	$0.13		$0.02	$(0.05)

Diluted-pro forma	$0.06	*	$(0.04)	$(0.12)

      * Pro forma net income includes interest on convertible debentures of $219,000.

     Pro forma information regarding net loss and net loss per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method is calculated based on the fair value of the option grants at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	2.60%	3.20%	6.54%
Dividend yield	—	—	—
Volatility	0.85	1.16	1.21
Expected life (in years)	4.13	3.50	3.59

      The weighted average per share grant date fair values of employee stock options granted in 2003, 2002, and 2001 were $5.35, $3.39 and $1.28, respectively.

      Pro forma compensation expense with respect to the Company’s 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees’ purchase rights under the Black-Scholes model with the following weighted average assumptions:

	2003	2002	2001

Risk free interest rate	1.12%	1.78%	4.74%
Dividend yield	—	—	—
Volatility	0.63	0.87	0.99
Expected life (in years)	0.50	0.50	0.50

      The weighted average per share fair values of those purchase rights granted in 2003, 2002 and 2001 were $1.66, $1.15 and $0.47, respectively.

     Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2003, 2002 and 2001, comprehensive income (loss) comprised of net income (loss) and foreign currency translation adjustments.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements.

      A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or on its results of operations.

2.	Segment information

      The Company’s revenue base is derived from the sales of interrelated products and services on a world-wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

      Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

	2003	2002	2001

	(In thousands)
By similar products and services
Lasers & instrumentation	$37,568	$29,842	$23,593
Disposables	13,536	7,420	5,671
Service	6,323	5,826	5,823

Total	$57,427	$43,088	$35,087

By major geographic area(1)
United States	$42,398	$31,714	$22,831
Europe(2)	11,221	8,584	8,831
Asia Pacific(2)	3,214	2,380	2,685
Rest of world(2)	594	410	740

Total	$57,427	$43,088	$35,087

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Based on the location of the external customer.

(2)	Individual countries within each of these geographic regions represent less than 10% of total revenues.

      Location of long lived assets by major geographic area at December 31 were:

	2003	2002	2001

	(In thousands)
United States	$1,553	$1,957	$2,412
France	859	710	702
United Kingdom	64	76	22

	$2,476	$2,743	$3,136

3.	Accounts Receivable

      Accounts receivable at December 31 consisted of:

	2003	2002

	(In thousands)
Trade accounts receivable	$12,979	$10,590
Less: allowance for doubtful accounts	(268)	(303)

	$12,711	$10,287

4.	Inventories

      Inventories at December 31 consisted of:

	2003	2002

	(In thousands)
Raw materials	$6,356	$4,304
Work-in-process	3,213	3,340
Finished goods	3,799	2,801

	$13,368	$10,445

5.	Property and Equipment

      Property and equipment at December 31 consisted of:

	2003	2002

	(In thousands)
Machinery and equipment	$4,773	$4,325
Office equipment and furniture	10,551	10,991
Leasehold improvements	1,258	1,238

	16,582	16,554
Less accumulated depreciation and amortization	(14,937)	(14,746)

	$1,645	$1,808

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill

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

7.	Warranty and Service Contracts

     Warranty

      The Company has a direct field service organization that provides service for products. The Company generally provides a twelve month warranty on laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. The Company’s warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on laser systems. Under provisions of this guarantee, the Company extends the terms of the related warranty or service contract if specified system uptime levels are not maintained.

      The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

Warranty Reserve

		(In thousands)

Balance, December 31, 2001		$748
Add:	Accruals for warranties issued in 2002	1,753
Less:	Accruals related to pre-existing warranties	(91)
	Settlements made during the period	(1,283)

Balance, December 31, 2002		$1,127
Add:	Accruals for warranties issued in 2003	2,659
	Accruals related to pre-existing warranties	100
Less:	Settlements made during the period	(1,939)

Balance, December 31, 2003		$1,947

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Service Contracts

      Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. Costs are recognized as incurred.

Deferred Contract Revenue

		(In thousands)

Balance, December 31, 2001		$1,004
Add:	Payments received	2,665
	Costs incurred under service contracts	1,888
Less:	Revenue recognized	(2,583)
	Settlements made during the period	(1,888)

Balance, December 31, 2002		$1,086
Add:	Payments received	3,266
	Costs incurred under service contracts	1,969
Less:	Revenue recognized	(2,919)
	Settlements made during the period	(1,969)

Balance, December 31, 2003		$1,433

8.	Line of Credit

      The Company has in place an asset based line of credit which provides up to $5.0 million in borrowings off-set against $1.0 million in letter of credit reserve requirements. The line of credit expires September 2004. Credit is extended based on the Company’s eligible accounts receivable and inventory. At December 31, 2003, the Company had approximately $4.0 million in borrowing capacity and no borrowings, resulting in $4.0 million of unused borrowing capacity. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at December 31, 2003 was 4.00%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 2003 and 2002, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

9.	Commitments and Contingencies

Lease Obligations

      The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

	2003	2002

	(In thousands)
Leased equipment
(Primarily office equipment and software)	$1,656	$1,657
Accumulated amortization	(1,580)	(1,381)

	$76	$276

      There were no additions to leased equipment in 2003, $172,000 in 2002 and zero in 2001.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization of equipment under capital leases is included in depreciation expense.

      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,938,000, $1,746,000 and $1,681,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under capital and operating leases were as follows at December 31, 2003:

	Capital	Operating
	Leases	Leases

	(In thousands)
2004	$63	$1,919
2005	—	1,515

	63	$3,434

Less amount representing interest	(3)

Present value of future minimum lease payments	60

Less current portion	60

	$—

Indemnifications

      In the ordinary course of business, the Company enters into contractual arrangements under which the Company may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of the Company or for losses arising from certain events as defined within the particular contract, which may include, for example, patents, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

      The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

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

10.	Convertible Subordinated Debentures

      In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures were originally scheduled to mature in February 2007 and interest is paid monthly. The debentures are convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously repurchased, into 2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In connection with the sale of the convertible

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debentures, the Company issued warrants to purchase 240,000 shares of the Company’s common stock at $1.50 per share.

      The warrants expire in 2005. The value of the warrants of $311,000 was amortized as interest expense in the statement of operations over the original term of the debentures.

      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of the Company’s common stock at $1.25 per share. During December 2003, the holders converted the remaining $2.6 million of debentures into 2,080,000 shares of the Company’s common stock. Upon conversion, of the remaining debentures, $150,054 of remaining unamortized issuance and warrants costs were transferred to additional paid-in capital.

      Convertible subordinate debentures at December 31 consisted of:

	2003	2002

	(In thousands)
Convertible debentures with 8% interest, maturing in February 2007	$—	$3,000

11.	Shareholders’ Equity

      The Company has 30,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company’s Board of Directors.

Warrants

      In connection with common stock and convertible debenture issuances in 2000, the Company issued 458,875 warrants to purchase the Company’s common stock at prices ranging from $1.25 to $1.50 per share. The warrants expire in 2005. As of December 31, 2003, there remained 373,212 warrants outstanding.

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

      The Company has reserved 3,750,000 shares of common stock of which there were 38,854 shares available for issuance pursuant to its 1994 stock option plan as of December 31, 2003.

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

      The Company has reserved 698,000 shares of common stock of which there were 23,636 shares available for issuance pursuant to its 1999 Retention Stock Option Plan as of December 31, 2003.

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors’ Stock Option Plans

      The Company has reserved an aggregate of 840,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors’ Stock Option Plans. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the 1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company’s common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 260,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at December 31, 2003.

      The following table summarizes activity in the Company’s stock option plans during the years ended December 31, 2003, 2002 and 2001:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, December 31, 2000	2,819,606	$1.74
Granted	603,500	$1.62
Exercised	(72,355)	$1.10
Canceled	(162,346)	$1.57

Balance, December 31, 2001	3,188,405	$1.73
Granted	572,800	$4.44
Exercised	(603,266)	$1.42
Canceled	(302,623)	$3.78

Balance, December 31, 2002	2,855,316	$2.12
Granted	556,583	$8.50
Exercised	(740,841)	$1.49
Canceled	(77,701)	$3.53

Balance, December 31, 2003	2,593,357	$3.63

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company’s stock option plans at December 31, 2003:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual Life	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 0.99 - $ 1.38	296,640	0.69	$1.17	288,129	$1.17
$ 1.50 - $ 1.50	400,528	1.94	$1.50	400,528	$1.50
$ 1.59 - $ 1.62	345,357	2.54	$1.60	186,205	$1.60
$ 1.63 - $ 2.00	375,936	2.66	$1.81	308,297	$1.84
$ 2.20 - $ 4.19	391,498	3.49	$3.46	213,704	$3.26
$ 4.52 - $ 5.25	460,001	3.82	$4.98	127,014	$5.06
$ 7.53 - $14.33	269,897	4.64	$10.05	16,914	$9.70
$16.42 - $16.42	53,500	4.95	$16.42	—	$—

$ 0.99 - $16.42	2,593,357	2.89	$3.63	1,540,791	$2.14

1999 Employee Stock Purchase Plan

      During 1999, the Company adopted its 1999 Employee Stock Purchase Plan under which qualified employees can purchase up to a specified maximum amount of the Company’s common stock through payroll deductions at 85% of its fair market value. The 1999 Employee Stock Purchase Plan replaced the 1989 Employee Stock Purchase Plan which expired in July 1999. The Company has reserved 750,000 shares of common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2003, approximately 550,000 shares had been purchased.

12.	Employee Savings and Investment Plan

      In October 1989, the Company adopted a 401(k) savings and investment plan, which covers all employees. The Company’s contributions to the plan have been 50% matching of employee contributions up to 5% of each employee’s base compensation and were approximately $201,000, $173,000, and $171,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

13.	Income Taxes

      The geographic distribution of net income (loss) before provision for taxes were as follows:

	2003	2002	2001

United States income (loss) before provision for taxes	$3,077	$455	$(678)
Foreign loss before provision for taxes	(358)	(46)	(106)

Net income (loss) before provision for taxes	$2,719	$409	$(784)

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision for income taxes were as follows (in thousands):

	2003	2002	2001

Current federal taxes	$91	$—	$—
Current state taxes	35	16	—
Current foreign taxes	76	70	45

Provision for income taxes	$202	$86	$45

      Income taxes differ from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

	2003	2002	2001

Computed expected tax	$924	$139	$(274)
Operating loss with no carryback benefit	252	95	274
Benefit of net operating loss carryforward	(1,028)	(209)	—
Foreign taxes in excess of U.S. rate	(53)	(9)	45
Other	107	70	—

Provision for income taxes	$202	$86	$45

      The components of the deferred tax asset consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$8,505	$8,881
General business credit carryforwards	2,483	2,256
Inventory reserves and adjustments	1,243	1,198
Other accruals and reserves not currently deductible for tax purposes	2,012	1,485
Capitalized research and development	497	734
Depreciation & amortization	969	1,216

Total deferred tax assets	15,709	15,770
Less valuation allowance	(15,709)	(15,770)

Net deferred tax asset	$—	$—

      The Company has provided a full valuation allowance for its deferred tax assets since the realization of these future benefits cannot be sufficiently assured.

      As of December 31, 2003, the Company has net operating loss carryforwards of approximately $24 million and $5 million for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2010 for federal and in 2003 for state purposes.

      The Company has research and development tax credit carryforwards of approximately $1.3 million and $1.6 million for federal and state purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2010. The California credit can be carried forward indefinitely.

      The Company has not provided for United States federal income and foreign withholding taxes on non-United States subsidiaries’ undistributed earnings as calculated for income tax purposes, because, in

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of Accounting Principles Board Opinion No. 23, Accounting for Income Taxes — Special Areas (“APB 23”) the Company intends to reinvest these earnings outside the United States indefinitely. If the Company encounters a significant domestic need for liquidity that the Company cannot fulfill through borrowings, equity offerings, or other internal or external sources, the Company may experience unfavorable tax consequences as cash invested outside the United States is transferred to the United States. This adverse consequence would occur if the transfer of cash into the United States were subject to income tax without sufficient foreign tax credits available to offset the United States tax liability.

      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards may be restricted.

14.	Financial Instruments With Market Risk and Concentrations of Customer and Credit Risk

      The Company’s trade receivables are made up of amounts due from its health care industry customers, primarily in the United States of America, Europe and the Pacific Rim. The Company’s credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable in the opinion of management substantially alleviate the concentration of credit risk. In 2003, 2002 and 2001, the Company’s United States distributor, McKesson, made purchases from the Company of approximately $17.7 million, $12.6 million and $7.0 million which was 31%, 29% and 20% of total 2003, 2002 and 2001 revenue, respectively. The Company had no other customers whose purchases were 10% or more of annual revenue. At December 31, 2003 and 2002, McKesson’s accounts receivable balance was approximately $2.7 million and $2.0 million which represented 21% and 19% of the Company’s total net accounts receivable respectively. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.

      The Company also has an investment policy approved by its Board of Directors related to its short-term cash investment practices. That policy limits the amount of credit exposure to any one financial institution and restricts investments to certain types of financial instruments based on specified credit criteria.

      The Company invests cash that is not required for immediate operating needs principally in a diversified portfolio of financial instruments issued by institutions with strong credit ratings. By policy, the amount of credit exposure to any one institution, with the exception of United States government backed securities, is limited.

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

LASERSCOPE

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

	(In thousands, except per share data)
2003
Net revenues	$12,456	$12,862	$14,293	$17,816
Gross margin	6,265	6,455	7,503	9,565
Net income	135	348	533	1,501
Basic net income per share	0.01	0.02	0.03	0.08
Diluted net income per share	0.01	0.02	0.03	0.07
2002
Net revenues	$9,420	$10,529	$10,479	$12,660
Gross margin	4,621	5,572	5,657	6,404
Net income (loss)	(47)	128	192	50
Basic & diluted net income (loss) per share	0.00	0.01	0.01	0.00

SCHEDULE II

LASERSCOPE

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at			Balance at
	Beginning			End of
Descriptions	of Period	Additions	Deductions	Period

Allowance for doubtful accounts receivable:
Year ended December 31, 2001	$800	$—	$426	$374

Year ended December 31, 2002	$374	$115	$186	$303

Year ended December 31, 2003	$303	$93	$127	$268

Reserve for excess and obsolete inventory:
Year ended December 31, 2001	$2,898	$—	$384	$2,514

Year ended December 31, 2002	$2,514	$134	$357	$2,291

Year ended December 31, 2003	$2,291	$288	$713	$1,866

Valuation allowance for deferred tax assets:
Year ended December 31, 2001	$17,158	$—	$88	$17,070

Year ended December 31, 2002	$17,070	$—	$1,300	$15,770

Year ended December 31, 2003	$15,770	$—	$61	$15,709

S-1

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Acquisition Agreement between Laserscope and Heraeus Med GmbH.(8)
2	.1A	Amendment Number One to Acquisition Agreement between Laserscope and Heraeus Med GmbH.(10)
3.3		Eighth Amended and Restated Articles of Incorporation of Registrant.(21)
3.4		By-laws of Registrant, as amended.(2)
4.1		Common Shares Rights Agreement dated as of October 31, 1991 between Laserscope and American Stock Transfer & Trust Company as Rights Agent.(5)
4	.1A	First Amendment to Common Shares Rights Agreements between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of April 22, 1996.(6)
4	.1B	Second Amendment to Common Shares Rights Agreement between the Company and American Stock Transfer & Trust Company as Rights Agent dated as of August 6, 1996.(7)
10	.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)
10	.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)
10.2		1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)
10.3		1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)
10	.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(14)
10.4		401(k) Plan.(1)
10.6		Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(17)
10	.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(17)
10.10		Form of indemnification agreement.(1)
10.11		Amended and Restated Loan and Security Agreement between the Registrant and Silicon Valley Bank Dated November 23, 1996.(10)
10	.11A	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 26, 1997.(10)
10	.11B	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 18, 1998.(10)
10	.11C	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated September 3, 1998.(11)
10	.11D	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated November 25, 1998.(12)
10	.11E	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 17, 1999.(12)
10	.11F	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 30, 1999.(13)
10	.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(14)
10	.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(16)
10	.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10	.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(20)
10	.11K	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(22)
10.13		1990 Directors’ Stock Option Plan and form of Option Agreement.(2)

Exhibit
Number		Description

10.14		Form of Laserscope Management Continuity Agreement, as amended.(15)
10	.14A	Form of Laserscope Management Continuity Agreement, as amended.(19)
10.18		1995 Directors’ Stock Option Plan and form of Option agreement.(4)
10	.18A	1999 Director’s Stock Option Plan.(14)
10.19		Common Stock Placement Agreement.(14)
10	.19A	Form of Common Stock Purchase Agreement.(14)
10.20		Convertible Loan Agreement.(14)
10	.20A	Amendment to Convertible Loan Agreement.(21)
10	.20B	Amendment to Convertible Loan Agreement.(22)
22.1		Subsidiaries of Registrant, as amended.(17)
23.1		Consent of Independent Accountants.(23)
25.1		Power of Attorney (see page 36).(23)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(23)
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(23)
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(23)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1995.

(5)	Incorporated by reference to Exhibit 1 of the Registrant’s Registration Statement on Form 8-A filed November 15, 1991.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, the Company’s Form 8-A/A filed September 4, 1996.

(8)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement for the Special Meeting of Shareholders held August 29, 1996.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1996.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1997.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 1998.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(16)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(17)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(18)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(19)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(20)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(21)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(22)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(23)	Filed herewith.