Form 10-Q
period 2004-03-31
LASERSCOPE
filed 2004-05-07
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2004 was 20,878,396.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Laserscope
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,700	$7,158
Accounts receivable, net	12,754	12,711
Inventories, net	14,681	13,368
Other current assets	1,465	1,315

Total current assets	37,600	34,552
Property and equipment, net	1,596	1,645
Goodwill	655	655
Other assets	197	176

Total assets	$40,048	$37,028

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,893	$4,094
Accrued compensation	3,118	2,360
Deferred revenue	2,313	2,022
Other current liabilities	5,506	5,354

Total current liabilities	13,830	13,830

Contingencies (Note 7)
Shareholders’ equity:
Common stock	61,124	60,427
Accumulated deficit	(34,788)	(37,002)
Accumulated other comprehensive loss	(118)	(227)

Total shareholders’ equity	26,218	23,198

Total liabilities and shareholders’ equity	$40,048	$37,028

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
(thousands, except per share amounts)	2004	2003
Net revenue	$18,750	$12,456
Cost of sales	8,164	6,191

Gross margin	10,586	6,265

Operating expenses:
Research and development	1,239	1,008
Selling, general and administrative	6,733	5,064

Total operating expenses	7,972	6,072

Operating income	2,614	193
Interest and other expenses	(69)	(36)

Income before income taxes	2,545	157
Provision for income taxes	331	22

Net income	$2,214	$135

Basic net income per share	$0.11	$0.01

Diluted net income per share	$0.10	$0.01

Shares used in basic per share calculations	20,342	16,899

Shares used in diluted per share calculations	22,682	18,858

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(thousands)	2004	2003
Cash flows from operating activities:
Net income	$2,214	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209	285
Amortization of debt issuance costs	—	34
Provision for doubtful accounts	138	34
Provision for excess and obsolete inventory	297	309
Changes in assets and liabilities:
Accounts receivable, net	(92)	(732)
Inventories	(1,600)	(124)
Prepayments and other current assets	(169)	222
Accounts payable	(1,439)	(413)
Accrued compensation	760	(116)
Warranty	10	158
Deferred revenue	291	229
Other current liabilities	170	48
Tax payable	230	14

Net cash provided by operating activities	1,019	83

Cash flows from investing activities:
Acquisition of property and equipment	(186)	(107)

Net cash used in investing activities	(186)	(107)

Cash flows from financing activities:
Payments on obligations under capital leases	(15)	(72)
Proceeds from the sale of common stock under stock plans	697	182
Proceeds from bank loans	—	200
Repayment of bank loans	—	(200)

Net cash provided by financing activities	682	110

Effect of exchange rate changes on cash	27	7
Net increase in cash and cash equivalents	1,542	93
Cash and cash equivalents, beginning of period	7,158	4,661

Cash and cash equivalents, end of period	$8,700	$4,754

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$20	$67
Income taxes	$96	$8

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1.	Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

2.	Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF Issue No. 96-18”). Under SFAS No. 123 and EITF Issue No. 96-18, the fair value of options granted to non-employees is estimated using the Black-Scholes option pricing model and is periodically remeasured as the options vest.

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2004	2003
Net income as reported	$2,214	$135
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(366)	(240)

Pro forma net income (loss)	$1,848	$(105)

Net income (loss) per share:
Basic-as reported	$0.11	$0.01

Basic-pro forma	$0.09	$(0.01)

Diluted-as reported	$0.10	$0.01

Diluted-pro forma	$0.08	$(0.01)

3.	Inventories

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Sub-assemblies and purchased parts	$7,453	$6,356
Work-in-process	3,979	3,213
Finished goods	3,249	3,799

	$14,681	$13,368

4.	Warranty and Service Contracts

Warranty
We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. The number of warranties extended under this program are not material.

The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

		Three months ended
		March 31,
Warranty Reserve (in thousands)		2004	2003
Balance at beginning of period		$1,947	$1,127
Add:	Accruals for warranties issued	546	571
	Accruals related to pre-existing warranties	12	14
Less:	Settlements made during the period	(548)	(427)

Balance at end of period		$1,957	$1,285

Service Contracts
Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

		Three months ended
		March 31,
Deferred Service Contract Revenue (in thousands)		2004	2003
Balance at beginning of period		$1,433	$1,086
Add:	Payments received	1,234	925
	Costs incurred under extended service contracts	594	442
Less:	Revenue recognized	(900)	(671)
	Settlements made under extended service
	contracts during the period	(594)	(442)

Balance at end of period		$1,767	$1,340

5.	Net income per share

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

	Three months ended
	March 31,
(thousands)	2004	2003
Numerator:
Net income used in computing basic and diluted net income per share	$2,214	$135

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	20,342	16,899
Add: Dilutive potential common shares used in computing dilutive net income per share	2,340	1,959

Total weighted average number of shares used in computing diluted net income per share	22,682	18,858

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income per common share for the periods ended March 31, 2004 and 2003 because including them would have had an antidilutive effect:

	Three months ended
	March 31,
(thousands)	2004	2003
Options to purchase common stock	58	279
Warrants to purchase common stock	—	444
Convertible debentures	—	2,400

	58	3,123

6.	Comprehensive income

Total comprehensive income during the periods ended March 31, 2004 and 2003 consisted of (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income	$2,214	$135
Translation adjustments	109	(14)

Comprehensive income	$2,323	$121

7.	Contingencies

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

9.	Recent accounting pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify those financial instruments as liabilities (or assets in some circumstances). Under previous guidance, issuers could account for those financial instruments as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, certain elements of SFAS No. 150 were deferred to fiscal periods beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of

SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the effective elements of SFAS No. 150 had no material effect on the Company’s financial position or results of operations. The Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material effect on its financial position or results of operations.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN No. 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN No. 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN No. 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN No. 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN No. 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN No. 46R are effective to the first reporting period ending after March 15, 2004. The adoption of FIN No. 46R had no material effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2003 under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to publicly release any revision to the forward-looking statements after the date of this document.

Overview.

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

Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. Our newest product, the GreenLight™ laser, offers a breakthrough treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.

For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles.

In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force and through the McKesson Corporation Medical Group, (“McKesson”). In December 2000, we signed a five year distribution agreement that grants to McKesson the exclusive distribution rights for our core aesthetic laser products in the United States. McKesson’s Primary Care Division has a sales force of more than 500 representatives throughout the United States who are supported by our own direct sales force.

In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

During the three months ended March 31, 2004, the center for Medicare and Medicaid Services announced the assignment of the Company’s Photoselective Vaporization of the Prostate procedure for the treatment of Benign Prostate Hyperplasia, or enlarged prostate, to a New Technology Ambulatory Payment Classification code. The new classification carries with it a payment rate of $3,750.00, approximately twice that of the old rate.

Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarters ended March 31, 2004 and 2003 (in thousands, except percentages):

		Three months ended
	March 31, 2004		March 31, 2003%
	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers & Instrumentation	$11,663	62%	8,876	71%	31%
Disposable supplies	5,319	28%	2,108	17%	152%
Service	1,768	10%	1,472	12%	20%

Total net revenues	18,750	100%	12,456	100%	51%
Gross margin	10,586	56%	6,265	50%	69%
Operating expenses:
Research & development	1,239	7%	1,008	8%	23%
Selling, general & administrative	6,733	37%	5,064	41%	33%
Net income	$2,214	12%	$135	1%	1,540%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased 31% during the three months ended March 31, 2004 compared to the same period in 2003. The increase primarily was driven by a higher volume of GreenLight™ surgical lasers sold. First quarter 2004 revenue shipments of GreenLight lasers were 49 units, which is an approximate eight-fold increase over first quarter 2003 shipments of 6 units. GreenLight backlog remained at 19 units at March 31, 2004, the same as at the end of the fourth quarter of 2003. First quarter 2004 worldwide aesthetic laser and instrumentation revenues increased 4% compared to the same period in 2003. The increase is due to higher average selling prices, partially offset by decreased international aesthetic laser sales. We believe that we will see moderate increases in our sales of lower-priced office-based aesthetic lasers in the worldwide market due to a strong distribution channel with McKesson and the introduction of the Gemini™ laser. The Gemini, introduced at the American Academy of Dermatology Annual Meeting, held February 7-10, 2004, is FDA-approved for the treatment of acne, permanent hair reduction and wrinkle reduction, is now approved for a total of 21 different procedures, and can perform over 90% of all aesthetic laser procedures available in a physician’s office. We also believe we will see a continued trend of increasing GreenLight laser shipments.

Revenues from the sales of disposable supplies increased 152% during the three months ended March 31, 2004 compared to the corresponding period in 2003. This increase is driven by a 5,000 unit increase in shipments of GreenLight disposable fiber-optic devices. Increased GreenLight fiber sales is a direct result of an increase in our GreenLight installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase as a result of a recent increase in the Medicare reimbursement rate for the BPH procedure that uses Laserscope’s GreenLight laser and fiber optic delivery device. Also, revenues are expected to increase as the Company ships more GreenLight lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased 20% during the three months ended March 31, 2004 compared to the same period in 2003 due to higher service contracts sold worldwide. Service revenue increased $189,000 in the Domestic region, or 16%, and $107,000 in the International region, or 35%. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased during the quarter ended March 31, 2004 relative to the corresponding period of 2003. The increase in gross margin percentage is due primarily to a change in the product mix and better average selling prices for the GreenLight laser.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses decreased marginally as a percentage of sales during the three months ended March 31, 2004 compared to the same period in 2003, but increased in absolute terms. This was primarily due to our efforts in finishing the development of the new Gemini laser as well as our efforts on enhancements for the GreenLight and aesthetic lasers. The Company expects that amounts spent in research and development during 2004 will be higher in absolute terms than that spent in 2003 but lower as a percentage of net revenues

Selling, general and administrative expenses increased during the quarter ended March 31, 2004 compared to the corresponding period in 2003. The increase is due primarily to higher sales and marketing expenses related to the Company’s GreenLight and Gemini products, as well as higher direct selling expenses for domestic aesthetic products. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2004 relative to the first quarter of 2004 as we continue to expand marketing programs related to the GreenLight and aesthetic products.

Provision for income taxes increased $309,000, from $22,000 to $331,000 during the three months ended March 31, 2004 compared to the corresponding period in 2003. The effective tax rate in the three month period ended march 31, 2004 was 13% compared to 14% in the corresponding period in 2003. Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance was appropriate at March 31, 2004 and 2003. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at March 31, 2004 and for the three months then ended (in thousands):

	March 31,	December 31,
	2004	2003
Cash and cash equivalents	$8,700	$7,158
Total assets	$40,048	$37,028
Total liabilities	$13,830	$13,830
Net working capital	$23,770	$20,722

The increase in cash and cash equivalents was due primarily to cash provided by operating and financing activities, partially offset by cash used by investing activities.

During the three months ended March 31, 2004, cash provided in operating activities totaled $1.0 million. This was the combined result of the following sources: net income- $2.2 million; an increase in accrued compensation- $0.8 million due to an increase in accrued salaries and wages and company bonuses; an increase in provision for excess and obsolete inventory- $0.3 million; an increase in deferred revenue- $0.3 million; an increase in tax payable- $0.2 million due to a higher tax provision as a result of an increase in income; an increase in other accrued liabilities- $0.2 million; depreciation- $0.2 million; and an increase in provision of doubtful accounts receivable- $0.1 million. These sources were offset by: an increase in inventory- $1.6 million due to an increase in material purchases; a decrease in accounts payable- $1.4 million as Laserscope increased payments to suppliers during the quarter; an increase in other current assets- $0.2 million due to early payments for future expenses; and an increase in accounts receivable- $0.1 million.

During the three months ended March 31, 2004, cash provided by financing activities consisted of the sale of common stock under stock plans - $0.7 million

In the first quarter of 2004, cash used in investing activities consisted of capital expenditures of $0.2 million.

We have in place an asset based line of credit which provides up to $5.0 million in borrowings off-set against $1.0 million in letter of credit reserve requirements. The line of credit expires September 2004. Credit is extended based on the Company’s eligible accounts receivable and inventory. At March 31, 2004, the Company had approximately $4.0 million in borrowing capacity under the line of credit facility. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of March 31, 2004, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

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

Off-Balance Sheet Arrangements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations.

We did not enter into any additional material contractual obligations during the quarter ended March 31, 2004.

Recent Accounting Pronouncements.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify those financial instruments as liabilities (or assets in some circumstances). Under previous guidance, issuers could account for those financial instruments as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, certain elements of SFAS No. 150 were deferred to fiscal periods beginning after December 15, 2004. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of the effective elements of SFAS No. 150 had no material effect on the Company’s financial position or results of operations. The Company does not expect the adoption of the deferred elements of SFAS No. 150 to have a material effect on its financial position or results of operations.

In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN No. 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN No. 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN No. 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN No. 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN No. 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN No. 46R are effective to the first reporting period ending after March 15, 2004. The adoption of FIN No. 46R had no material effect on the Company’s financial position or results of operations.

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

History of Losses; Uncertainty of Future Profitability.
There can be no assurance that we can achieve or maintain profitability on a quarterly basis or at all.

Government Regulation; Uncertainty of Obtaining Regulatory Approval.
Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products.

Laserscope and its products are regulated in the United States by the Food and Drug Administration (the “FDA”) under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) (“510(k)”) procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is “substantially equivalent” to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption (“IDE”) granted by the FDA allowing human clinical studies.

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

In November 2003, CMS notified Laserscope that its application for assignment of photoselective vaporization of the prostate (“PVP”) to treat BPH to a new technology APC had been accepted. In March 2004, CMS determined that PVP meets the new technology APC qualification criteria and assigned a new APC code effective April 1, 2004. The new classification carries with it a payment rate of $3,750.00, approximately twice that of the old rate. Over the next few months, we will continue to work closely with CMS and the American Urological Association to ensure that the hospital outpatient reimbursement rates for furnishing PVP continue to reflect the appropriate costs of performing the procedure.

If CMS were to reduce reimbursement rates, it will likely have a short-term adverse effect on the adoption and sales growth of the PVP procedure in the United States as some customers who would normally consider adopting the PVP procedure delay their purchases or adoption in hopes of a favorable change in the reimbursement climate.

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

Potential Intellectual Property Litigation.
Our industry has been characterized by frequent demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.

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

Reliance on Key Customers.
In December 2000, Laserscope and McKesson entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. At March 31, 2004, accounts receivable from McKesson accounted for approximately 15% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

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

Product Liability Risk; Limited Insurance Coverage.

Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on our financial position, results of operations and/or future cash flows.

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

As of April 30, 2004, we had 20,878,396 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Interest Rate Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. However, at March 31, 2004, we had no bank loans or debentures. Also, in the three months ended March 31, 2004 and 2003, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

Our International revenues were 27% and 23% of total revenues in the quarters ended March 31, 2004 and 2003. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 13d-15.

(b) Changes in internal controls.
No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s first fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
10.1	Form of Management Continuity Agreement.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on form 8-K:

On February 12, 2004, the Company filed a current report on Form 8-K reporting the issuance of a Press Release dated February 12, 2004 announcing the Company’s financial results for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant
/s/ Dennis LaLumandiere
Dennis LaLumandiere
Date: May 7, 2004	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description
10.1	Form of Management Continuity Agreement.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.