Form 10-Q
period 2004-06-30
LASERSCOPE
filed 2004-08-09
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2004 was 21,348,626.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Laserscope

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$10,446	$7,158
Accounts receivable, net	16,081	12,711
Inventories, net	16,286	13,368
Other current assets	1,271	1,315

Total current assets	44,084	34,552
Property and equipment, net	2,693	1,645
Goodwill	655	655
Other assets	227	176

Total assets	$47,659	$37,028

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,551	$4,094
Accrued compensation	3,786	2,360
Deferred revenue	3,136	2,022
Other current liabilities	6,130	5,354

Total current liabilities	16,603	13,830

Long-term liabilities:
Obligations under capital leases	40	—

Total long-term liabilities	40	—
Contingencies (Note 7)
Shareholders’ equity:
Common stock	63,000	60,427
Accumulated deficit	(31,800)	(37,002)
Accumulated other comprehensive loss	(184)	(227)

Total shareholders’ equity	31,016	23,198

Total liabilities and shareholders’ equity	$47,659	$37,028

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(thousands, except per share amounts)	2004	2003	2004	2003
Net revenue	$21,434	$12,862	$40,184	$25,318
Cost of sales	9,177	6,407	17,341	12,598

Gross margin	12,257	6,455	22,843	12,720

Operating expenses:
Research and development	1,345	1,097	2,584	2,105
Selling, general and administrative	8,183	4,994	14,916	10,058

Total operating expenses	9,528	6,091	17,500	12,163

Operating income	2,729	364	5,343	557
Interest income (expense) and other, net	442	6	373	(30)

Income before income taxes	3,171	370	5,716	527
Provision for income taxes	183	22	514	44

Net income	$2,988	$348	$5,202	$483

Basic net income per share	$0.14	$0.02	$0.25	$0.02

Diluted net income per share	$0.13	$0.02	$0.23	$0.02

Shares used in basic per share calculations	20,920	17,252	20,631	17,076

Shares used in diluted per share calculations	22,861	19,415	22,782	19,151

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(thousands)	2004	2003
Cash flows from operating activities:
Net income	$5,202	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	419	531
Provision for doubtful accounts	57	(61)
Provision for excess and obsolete inventory	(90)	(556)
Changes in assets and liabilities:
Accounts receivable, net	(3,378)	(201)
Inventories	(2,835)	108
Prepayments and other current assets	24	132
Accounts payable	(752)	(821)
Accrued compensation	1,428	191
Warranty	133	277
Deferred revenue	1,110	419
Other current liabilities	467	194
Tax payable	412	35

Net cash provided by operating activities	2,197	731

Cash flows from investing activities:
Acquisition of property and equipment	(1,523)	(401)

Net cash used in investing activities	(1,523)	(401)

Cash flows from financing activities:
Payments on obligations under capital leases	30	(87)
Proceeds from the sale of common stock under stock plans	2,573	571
Proceeds from bank loans	—	200
Repayment of bank loans	—	(200)

Net cash provided by financing activities	2,603	484

Effect of exchange rate changes on cash	11	128
Net increase in cash and cash equivalents	3,288	942
Cash and cash equivalents, beginning of period	7,158	4,661

Cash and cash equivalents, end of period	$10,446	$5,603

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7	$132
Income taxes	$96	$13
Issuance of common stock in exchange for conversion of subordinated debentures	$—	$400

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “Laserscope,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$2,988	$348	$5,202	$483
Amount allocated to holders of convertible debentures	—	(40)	—	(58)

Income available to common stockholders- basic	2,988	308	5,202	425
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(658)	(367)	(1,024)	(607)

Pro forma net income (loss)	$2,330	$(59)	$4,178	$(182)

Net income (loss) per share:
Basic-as reported	$0.14	$0.02	$0.25	$0.02

Basic-pro forma	$0.11	$0.00	$0.20	$(0.01)

Diluted-as reported	$0.13	$0.02	$0.23	$0.02

Diluted-pro forma	$0.10	$0.00	$0.18	$(0.01)

3. Inventories

Inventories were comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003
Sub-assemblies and purchased parts	$8,826	$6,356
Work-in-process	4,662	3,213
Finished goods	2,798	3,799

	$16,286	$13,368

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

	Six months ended
	June 30,
Warranty Reserve (in thousands)	2004	2003
Balance at beginning of period	$1,947	$1,127
Add: Accruals for warranties issued	1,309	1,096
Accruals related to pre-existing warranties	12	67
Less: Settlements made during the period	(1,188)	(886)

Balance at end of period	$2,080	$1,404

Service Contracts

Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

	Six months ended
	June 30,
Deferred Service Contract Revenue (in thousands)	2004	2003
Balance at beginning of period	$1,433	$1,086
Add: Payments received	2,473	1,762
Costs incurred under extended service contracts	1,227	892
Less: Revenue recognized	(1,823)	(1,372)
Settlements made under extended service contracts during the period	(1,227)	(892)

Balance at end of period	$2,083	$1,476

5. Net income per share

Basic net income per share is computed by dividing net income available to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options, warrants, and convertible debentures. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows:

	Three months ended		Six months ended
	June 30,		June 30,
(thousands)	2004	2003	2004	2003
Basic earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$2,988	$348	$5,202	$483
Amount allocated to holders of convertible debentures		(40)		(58)

Income available to common stockholders–basic	$2,988	$308	$5,202	$425

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	20,920	17,252	20,631	17,076

Diluted earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$2,988	$348	$5,202	$483
Amount allocated to holders of convertible debentures		(40)		(58)

Income available to common stockholders–diluted	$2,988	$308	$5,202	$425

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	20,920	17,252	20,631	17,076
Add dilutive potential common shares used in computing dilutive net income per share:
Assumed exercise of stock options	1,626	1,724	1,806	1,634
Assumed exercise of warrants	315	439	345	441

Total weighted average number of shares used in Computing diluted net income per share	22,861	19,415	22,782	19,151

The Company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and six month periods ended June 30, 2003 (see Note 9).

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income per common share for the periods ended June 30, 2004 and 2003 because including them would have had an antidilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
(thousands)	2004	2003	2004	2003
Options to purchase common stock	30	18	30	18
Warrants to purchase common stock		—		—
Convertible debentures	—	2,080	—	2,080

	30	2,098	30	2,098

6. Comprehensive income

Total comprehensive income during the periods ended June 30, 2004 and 2003 consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$2,988	$348	$5,202	$483
Translation adjustments	(65)	202	43	188

Comprehensive income	$2,923	$550	$5,245	$671

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

9. Recent accounting pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF -3-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The Company adopted EITF 03-06 during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and six month periods ended June 30, 2003.

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

Overview.

Laserscope is a leading provider of medical laser systems for surgical and aesthetic applications. Founded in 1984, we are a pioneer developer of innovative technologies with over 7,000 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of more than 150 products, including KTP/532, Nd:YAG, Er:YAG, and Dye medical laser systems and related energy delivery devices.

Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. The GreenLight™ laser, offers a breakthrough treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.

For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles. Our newest laser, the Gemini™ laser, was recently Food and Drug Administration-cleared for the treatment of acne, permanent hair reduction and wrinkle reduction, and is now cleared for a total of 21 different procedures. This laser system can perform over 90% of all aesthetic laser procedures.

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

During the first quarter of 2004, the center for Medicare and Medicaid Services announced the assignment of the Company’s Photoselective Vaporization of the Prostate procedure for the treatment of Benign Prostate Hyperplasia, or enlarged prostate, to a New Technology Ambulatory Payment Classification code. The new classification carries with it a payment rate of $3,750.00 per procedure, approximately twice that of the old rate.

Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I – Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and six months ended June 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended					Six months ended
	June 30, 2004		June 30, 2003%			June 30, 2004		June 30, 2003%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change

Revenues from sales of:
Lasers & Instrumentation	$13,299	62%	$8,129	63%	64%	$24,963	62%	$17,003	67%	47%
Disposable supplies	6,372	30%	3,231	25%	97%	11,690	29%	5,340	21%	119%
Service	1,763	8%	1,502	12%	17%	3,531	9%	2,975	12%	19%

Total net revenues	$21,434	100%	$12,862	100%	67%	$40,184	100%	$25,318	100%	59%
Gross margin	$12,257	57%	$6,455	50%	90%	$22,843	57%	$12,720	50%	80%
Operating expenses:
Research & development	$1,345	6%	$1,097	9%	23%	$2,584	6%	$2,105	8%	23%
Selling, general & admin.	$8,183	38%	$4,994	39%	64%	$14,916	37%	$10,058	40%	48%
Net income	$2,988	14%	$348	3%	759%	$5,202	13%	$483	2%	977%

(a) expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased during the three-month and six-month periods ended June 30, 2004 compared to the same periods in 2003. The three-month and six-month period increases were primarily driven by a higher volume of GreenLightTM lasers sold. In the three-month period ended June 30, 2004 we sold 58 GreenLight units compared to 20 units in the corresponding period in 2003. GreenLight backlog remained at 24 units at June 30, 2004, the same as at the end of the first quarter of 2004. Through the six month period of 2004 we recorded revenue from the sale of 108 GreenLight laser units whereas in the first six months of 2003, we had sold 26 GreenLight lasers. Also, worldwide aesthetic laser and instrumentation revenues increased during the three-month and six-month periods ended June 30, 2004 compared to the same periods in 2003. The increase is due to continued success of the Mckesson distribution relationship and the introduction of the Gemini™ laser. The Gemini, introduced at the American Academy of Dermatology Annual Meeting, held February 7-10, 2004, is FDA-approved for the treatment of acne, permanent hair reduction and wrinkle reduction, is now approved for a total of 21 different procedures, and can perform over 90% of all aesthetic laser procedures available in a physician’s office. The Company expects a continued trend of increasing GreenLight and Gemini laser and accessory shipments.

Revenues from the sales of disposable supplies increased 97% and 119% during the three month and six month periods ended June 30, 2004 compared to the corresponding periods in 2003. The increase in revenues in both the three and six month periods is driven by higher unit sales of GreenLight fibers. In the six months ended June 30, 2004 we sold approximately 14,893 GreenLight fibers whereas in the corresponding period of 2003 we sold approximately 4,481 GreenLight fibers. Increased GreenLight fiber sales is a direct result of an increase in our GreenLight laser installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase, including in the third quarter of this year, as a result of a recent increase in the Medicare reimbursement rate for the BPH procedure that uses Laserscope’s GreenLight laser and fiber optic delivery device. Also, revenues are expected to increase as the Company ships more GreenLight lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased during the three and six-month periods ended June 30, 2004 compared to the same periods in 2003. Increased service revenues were primarily experienced in the domestic region as a result of a larger contract installed base. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased seven percentage points during the three and six month periods ended June 30, 2004 relative to the corresponding periods of 2003. The increase in gross margin percentage is due primarily to a change in the laser-type product mix and increased GreenLight fibers sold. Laserscope expects gross margin as a percentage of 2004 revenues to be in the range of 58% - 61% for the full year.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses decreased as a percentage of sales during the three and six month periods ended June 30, 2004 compared to the same periods in 2003, but increased 23% in each period, respectively, in absolute terms. The Company expects the amounts spent in research and development to increase throughout the remainder of the year, as a variety of development projects are pursued.

Selling, general and administrative expenses increased during the quarter and six month period ended June 30, 2004 compared to the corresponding periods in 2003. The increase is primarily due to higher variable selling expenses resulting from higher revenues in the three and six month periods ended June 30, 2004 relative to the same periods of 2003 and to higher marketing expenses for Gemini and GreenLight products. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2004 as we continue to expand marketing programs related to the Gemini and GreenLight products.

Other income and expense increased by $435,000 in the three months ended June 30, 2004 compared to the same period in 2003. This is due to a gain on a sale of Laserscope’s shares of Novacept Corporation. About ten years ago, Laserscope invested in a predecessor company and wrote off the investment in the mid 1990’s. Novacept was sold in late March 2004 and we received the proceeds of approximately, $500,000 in April 2004.

Provision for income taxes increased $470,000, from $44,000 to $514,000 during the six months ended June 30, 2004 compared to the corresponding period in 2003. The effective tax rate in the six month period ended June 30, 2004 was 9% compared to 8% in the corresponding period in 2003.

Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance was appropriate at June 30, 2004 and 2003. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at June 30, 2004 and for the six months then ended (in thousands):

	June 30,	December 31,
	2004	2003
Cash and cash equivalents	$10,446	$7,158
Total assets	$47,659	$37,028
Total liabilities	$16,643	$13,830
Net working capital	$27,481	$20,722

The increase in cash and cash equivalents was due primarily to cash provided by financing and operating activities, partially offset by cash used in investing activities.

During the six months ended June 30, 2004, cash provided by financing activities consisted of the sale of common stock under stock plans — $2.6 million.

During the six months ended June 30, 2004, cash provided by operating activities totaled $2.2 million. This was the combined result of the following sources: net income- $5.2 million; an increase in accrued compensation- $1.4 million due to an increase in accrued salaries and wages and employee bonuses; an increase in deferred revenue- $1.1 million as a result of higher volume of contract revenue bookings; an increase in other current liabilities- $0.5 million partly due to higher rebates to customers who purchased fibers, travel expenses and audit and tax consulting expenses; an increase in tax payable- $0.4 million due to additional tax provision as a result of additional income; depreciation- $0.4 million; an increase in warranty reserve- $0.1 million; and provision for doubtful accounts- $0.1 million. These sources were offset by: an increase in accounts receivable- $3.4 million due to higher revenue; an increase in inventory- $2.8 million due to an increase in material purchases to meet projected demand; a decrease in accounts payable- $0.7 million due to timing of payments to suppliers; and a decrease in inventory reserve- $0.1 million.

During the six months ended June 30, 2004, cash used in investing activities consisted of capital expenditures of $1.5 million. The increase in capital expenditures is due to in-progress accounting system costs. The Company expects lower accounting system costs for the rest of the year. Additional increases were in office equipment, test and production equipment, and capitalized laser systems used by Service and Research and Development.

We have in place an asset based line of credit which provides up to $5.0 million in borrowings off-set against $1.0 million in letter of credit reserve requirements. The line of credit expires September 2004. Credit is extended based on the Company’s eligible accounts receivable and inventory. At June 30, 2004, the Company had approximately $4.0 million in borrowing capacity under the line of credit facility. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at June 30, 2004 was 4.00%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock.

The agreement further requires the Company to maintain a minimum tangible net worth. As of June 30, 2004, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

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

Off-Balance Sheet Arrangements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations.

We did not enter into any additional material contractual obligations during the quarter ended June 30, 2004.

Recent Accounting Pronouncements.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF -3-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The Company adopted EITF 03-06 during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and six month periods ended June 30, 2003.

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

There can be no assurance that we can maintain profitability on a quarterly basis or at all.

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

There can be no assurance that the FDA will grant marketing clearance for our future products on a timely basis, or at all. Delays in receiving such clearances could have a significant adverse impact on our ability to compete in our industry, as well as our business, financial condition, results of operations, and future cashflows. The FDA may also require post-market testing and surveillance programs to monitor certain products.

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

Insurance Reimbursement.

Demand for certain of our products depends on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’ and physicians’ decisions to purchase our products, adversely affecting our future sales, as well as our business, financial condition, results of operations, and future cash flows.

A substantial portion of our laser sales are for aesthetic procedures that are generally not subject to reimbursement by government or private health insurance. The general absence of insurance coverage for these cosmetic procedures may restrict the development of this market.

In November 2003, CMS notified Laserscope that its application for assignment of Photoselective Vaporization of the Prostate (“PVP”) to treat BPH to a new technology APC had been accepted. In March 2004, CMS determined that PVP meets the new technology APC qualification criteria and assigned a new APC code effective April 1, 2004. The new classification carries with it a “Facility Fee” national average payment rate of $3,750.00, approximately twice that of the old rate. Over the next several quarters, we will continue to work closely with CMS and the American Urological Association to ensure that the hospital outpatient reimbursement rates for furnishing PVP continue to reflect the appropriate costs of performing the procedure.

In addition to the “Facility Fee” or outpatient hospital reimbursement, the adoption of PVP is also dependent upon the payment, known as the “Fee Schedule” reimbursement, that is paid directly to the physician for performing the procedure. The adoption rate of PVP may also be affected by changes in the Fee Schedule reimbursement. Over the next several quarters, Laserscope will work closely with CMS and the American Urological Association in an attempt to ensure that the reimbursement paid to the physician for performing PVP accurately reflects the work value and appropriate costs of performing the procedure in a site of service of the physician's choosing.

If CMS were to reduce reimbursement rates or if Laserscope would be unsuccessful in obtaining improved Fee Schedule reimbursement for the physicians, it will likely have an adverse effect on the adoption and sales growth of the PVP procedure in the United States as some customers who would normally consider adopting the PVP procedure delay their purchases or adoption in hopes of a favorable change in the reimbursement climate or would select other more profitable treatment solutions for their patients.

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

Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty and lithotripsy. Their products may compete for the same capital equipment funds as our products, and accordingly, these manufacturers may be considered our competitors. Generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities including pharmaceuticals. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.

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

Reliance on Key Customers.

In December 2000, Laserscope and McKesson entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. At June 30, 2004, accounts receivable from McKesson accounted for approximately 18% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

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

The market price of our common stock may be subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:

•	quarterly fluctuations in our financial results;

•	changes in analysts’ estimates of future results;

•	changes in investors’ perceptions of our products or business prospects;

•	announcement of new or enhanced products by us or our competitors;

•	announcements relating to acquisitions and strategic transactions by us or our competitors;

•	general conditions in the medical equipment industry; and

•	general conditions in the financial markets.

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

As of July 31, 2004, we had 21,348,626 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Interest Rate Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. However, at June 30, 2004, we had no bank loans or debentures. Also, in the six months ended June 30, 2004 and 2003, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

Our international revenues were 28% of total revenues in each of the quarters ended June 30, 2004 and 2003. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as defined in the Securities Exchange Act of

1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate based on the evaluation of these controls and procedures as required by the Exchange Act.

(b) Changes in internal controls.

No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s second fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on June 4, 2004.

(b)	The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

	For	Withheld	Abstained
James R. Baumgardt	17,316,400	1,732,378	0
Robert C. Pearson	18,963,863	84,915	0
Rodney Perkins, M.D.	17,383,896	1,664,882	0
Robert J. Pressley, Ph.D.	17,330,238	1,718,540	0
Eric M. Reuter	17,365,317	1,683,461	0

(c)	The second matter voted upon at the meeting and the results of that vote were as follows:

	For	Opposed	Abstained
To approve the Company’s 2004 Stock Option Plan.	7,238,408	2,713,171	163,992

(d)	The third matter voted upon at the meeting and the results of that vote were as follows:

	For	Opposed	Abstained
To ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for the Company for the fiscal year ending December 31, 2004.	18,876,546	150,531	21,701

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

On April 1, 2004, the Company filed a current report on Form 8-K reporting that Laserscope had issued a press release on March 31, 2004 announcing the details of the new, higher reimbursement rate for the Company’s GreenLight PVP(TM) treatment for enlarged prostate.

On April 22, 2004, the Company filed a current report on Form 8-K reporting the issuance of a Press Release dated April 22, 2004 announcing the Company’s financial results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE
Registrant

/s/ Dennis LaLumandiere

Dennis LaLumandiere
Vice President, Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: August 9, 2004

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