Form 10-Q
period 2004-09-30
LASERSCOPE
filed 2004-11-08
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

or

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2004 was 21,421,296.

PART I.   FINANCIAL INFORMATION.

Item 1.   Financial Statements.

Laserscope

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
(thousands)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$12,670	$7,158
Accounts receivable, net	19,149	12,711
Inventories, net	18,817	13,368
Other current assets	1,347	1,315

Total current assets	51,983	34,552
Property and equipment, net	3,031	1,645
Goodwill	655	655
Other assets	238	176

Total assets	$55,907	$37,028

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,740	$4,094
Accrued compensation	4,251	2,360
Deferred revenue	3,444	2,022
Other current liabilities	6,932	5,354

Total current liabilities	20,367	13,830

Long-term liabilities:
Obligations under capital leases	34	—

Total long-term liabilities	34	—

Contingencies (Note 7)
Shareholders’ equity:
Common stock	63,129	60,427
Accumulated deficit	(27,447)	(37,002)
Accumulated other comprehensive loss	(176)	(227)

Total shareholders’ equity	35,506	23,198

Total liabilities and shareholders’ equity	$55,907	$37,028

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(thousands, except per share amounts)	2004	2003	2004	2003
Net revenue	$24,156	$14,293	$64,340	$39,611
Cost of sales	9,846	6,790	27,187	19,388

Gross margin	14,310	7,503	37,153	20,223

Operating expenses:
Research and development	1,143	1,195	3,727	3,300
Selling, general and administrative	8,666	5,778	23,582	15,836

Total operating expenses	9,809	6,973	27,309	19,136

Operating income	4,501	530	9,844	1,087
Interest income (expense) and other, net	(52)	7	321	(23)

Income before income taxes	4,449	537	10,165	1,064
Provision for income taxes	96	4	610	48

Net income	$4,353	$533	$9,555	$1,016

Basic net income per share	$0.20	$0.03	$0.46	$0.05

Diluted net income per share	$0.19	$0.02	$0.42	$0.05

Shares used in basic per share calculations	21,364	17,705	20,875	17,440

Shares used in diluted per share calculations	22,778	20,057	22,780	19,671

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(thousands)	2004	2003
Cash flows from operating activities:
Net income	$9,555	$1,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681	905
Provision for doubtful accounts	(26)	(59)
Provision for excess and obsolete inventory	286	(603)
Changes in assets and liabilities:
Accounts receivable, net	(6,362)	(1,651)
Inventories	(5,728)	(1,133)
Prepayments and other current assets	(44)	(231)
Accounts payable	1,469	651
Accrued compensation	1,893	277
Warranty	383	555
Deferred revenue	1,414	463
Other current liabilities	946	671
Tax payable	452	(14)

Net cash provided by operating activities	4,919	847

Cash flows from investing activities:
Acquisition of property and equipment	(2,131)	(566)

Net cash used in investing activities	(2,131)	(566)

Cash flows from financing activities:
Payments on obligations under capital leases	9	(101)
Proceeds from the sale of common stock under stock plans	2,702	1,100
Proceeds from bank loans	—	200
Repayment of bank loans	—	(200)

Net cash provided by financing activities	2,711	999

Effect of exchange rate changes on cash	13	145
Net increase in cash and cash equivalents	5,512	1,425
Cash and cash equivalents, beginning of period	7,158	4,661

Cash and cash equivalents, end of period	$12,670	$6,086

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13	$194
Income taxes	$223	$54
Issuance of common stock in exchange for conversion of subordinated debentures	$—	$400

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “Laserscope,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company’s annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income as reported	$4,353	$533	$9,555	$1,016
Amount allocated to holders of convertible debentures	—	(56)	—	(116)

Income available to common stockholders- basic	$4,353	$477	$9,555	$900
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(437)	(293)	(1,461)	(900)

Pro forma net income (loss)	$3,916	$184	$8,094	$0

Net income (loss) per share:
Basic-as reported	$0.20	$0.03	$0.46	$0.05

Basic-pro forma	$0.18	$0.01	$0.39	$0.00

Diluted-as reported	$0.19	$0.02	$0.42	$0.05

Diluted-pro forma	$0.17	$0.01	$0.36	$0.00

3. Inventories

Inventories were comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003
Sub-assemblies and purchased parts	$9,124	$6,356
Work-in-process	5,504	3,213
Finished goods	4,189	3,799

	$18,817	$13,368

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

	Nine months ended
	September 30,
Warranty Reserve (in thousands)	2004	2003
Balance at beginning of period	$1,947	$1,127
Add: Accruals for warranties issued	2,186	1,871
Accruals related to pre-existing warranties	0	77
Less:Settlements made during the period	(1,803)	(1,393)

Balance at end of period	$2,330	$1,682

Service Contracts
Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

	Nine months ended
	September 30,
Deferred Service Contract Revenue (in thousands)	2004	2003
Balance at beginning of period	$1,433	$1,086
Add: Payments received	3,416	2,450
Costs incurred under extended service contracts	1,982	1,398
Less: Revenue recognized	(2,828)	(2,128)
Settlements made under extended service contracts during the period	(1,982)	(1,398)

Balance at end of period	$2,021	$1,408

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

	Three months ended		Nine months ended
	September 30,		September 30,
(thousands)	2004	2003	2004	2003
Basic earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$4,353	$533	$9,555	$1,016
Amount allocated to holders of convertible debentures	—	(56)	—	(116)

Income available to common stockholders–basic	$4,353	$477	$9,555	$900

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	21,364	17,705	20,875	17,440

Diluted earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$4,353	$533	$9,555	$1,016
Amount allocated to holders of convertible debentures	—	(56)	—	(116)

Income available to common stockholders–diluted	$4,353	$477	$9,555	$900

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	21,364	17,705	20,875	17,440
Add dilutive potential common shares used in computing dilutive net income per share:
Assumed exercise of stock options	1,155	1,911	1,588	1,780
Assumed exercise of warrants	259	441	316	451

Total weighted average number of shares used in Computing diluted net income per share	22,778	20,057	22,780	19,671

The Company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and nine month periods ended September 30, 2003.

The following outstanding options and warrants (prior to the application of the treasury stock method) and convertible debentures (on an as-converted basis) were excluded from the computation of diluted net income per common share for the periods ended September 30, 2004 and 2003 because including them would have had an anti-dilutive effect:

	Three months ended		Nine months ended
	September 30,		September 30,
(thousands)	2004	2003	2004	2003
Options to purchase common stock	276	237	87	327
Convertible debentures	—	—	—	2,080

	276	237	87	2,407

6. Comprehensive income

Total comprehensive income during the periods ended September 30, 2004 and 2003 consisted of (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,353	$533	$9,555	$1,016
Translation adjustments	8	37	51	225

Comprehensive income	$4,361	570	$9,606	$1,241

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

9. Income Taxes

Provision for income taxes increased $562,000, from $48,000 to $610,000 during the nine months ended September 30, 2004 compared to the corresponding period in 2003. The effective tax rate in the nine month period ended September 30, 2004 was 6% compared to 4.5% in the corresponding period in 2003.

Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance was appropriate at September 30, 2004 and December 31, 2003. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations. The Company’s reporting of net income would be on a fully-taxed basis following a release of the full valuation allowance.

10. Subsequent event

On October 11, 2004, Laserscope entered into a Net Lease Agreement with Realtec Properties I, L.P. (“Realtec”) for properties totaling approximately 69,000 square feet located at 3052 Orchard Drive and 3070 Orchard Drive, San Jose, California 95134. The lease commences on November 1, 2004 and has an initial term of eight years, with an option for Laserscope to renew for an additional five-year period. The base monthly rent under the lease is approximately $58,347 for the first year of the lease, approximately $59,514 for the second year of the lease, approximately $60,705 for the third year of the lease, approximately $61,919 for the fourth year of the lease, approximately $63,157 for the fifth year of the lease, approximately $64,420 for the sixth year of the lease, approximately $65,709 for the seventh year of the lease and approximately $67,023 for the eighth year of the lease.

Under the terms of the Agreement, the currently existing leases, between Laserscope and Realtec, for properties totaling approximately 41,000 square feet located at 3070 Orchard Drive and 3075 North First Street, San Jose, California terminate without penalty to Laserscope effective November 1, 2004. The base monthly rent for the terminated leases was approximately $139,222.

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

Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. The GreenLight™ laser offers a breakthrough treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.

For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles. Our newest laser, the Gemini™ laser, was recently Food and Drug Administration cleared for the treatment of acne, permanent hair reduction and wrinkle reduction, and is now cleared for a total of 21 different procedures. This laser system can perform over 90% of all aesthetic laser procedures.

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

In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 13485 and CE certified.

During the first quarter of 2004, the center for Medicare and Medicaid Services announced the assignment of the Company’s Photoselective Vaporization of the Prostate procedure for the treatment of Benign Prostate Hyperplasia, or enlarged prostate, to a New Technology Ambulatory Payment Classification (“APC”) code. The new classification carries with it a payment rate of $3,750.00 per procedure, approximately twice that of the old rate.

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

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarter and nine months ended September 30, 2004 and 2003 (in thousands, except percentages):

	Three months ended					Nine months ended
	Sept 30, 2004		Sept 30, 2003%			Sept 30, 2004		Sept 30, 2003%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers & Instrumentation	$14,638	61%	$9,230	65%	59%	$39,600	62%	$26,233	66%	51%
Disposable supplies	7,587	31%	3,408	24%	123%	19,277	30%	8,749	22%	120%
Service	1,931	8%	1,655	11%	17%	5,463	8%	4,629	12%	18%

Total net revenues	$24,156	100%	$14,293	100%	69%	$64,340	100%	$39,611	100%	62%
Gross margin	$14,310	59%	$7,503	52%	91%	$37,153	58%	$20,223	51%	84%
Operating expenses:
Research & development	$1,143	5%	$1,195	8%	(4%)	$3,727	6%	$3,300	8%	13%
Selling, general & admin.	$8,666	36%	$5,778	40%	50%	$23,582	37%	$15,836	40%	49%
Net income	$4,353	18%	$533	4%	717%	$9,555	15%	$1,016	3%	840%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased during the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. The increases were due in large part to a higher volume of GreenLightTM lasers sold. In the three month period ended September 30, 2004 we sold 63 GreenLight units compared to 34 units in the corresponding period in 2003. Through the nine month period of 2004 we recorded revenue from the sale of 170 GreenLight laser units whereas in the first nine months of 2003, we had sold 60 GreenLight lasers. Also, worldwide aesthetic laser and instrumentation revenues increased during the three and nine month periods ended September 30, 2004 compared to the same periods in 2003. The increase is mainly due to continued success of the Mckesson distribution relationship and the introduction of the Gemini™ laser. The Gemini, introduced at the American Academy of Dermatology Annual Meeting, held February 7-10,

2004, is FDA cleared for the treatment of acne, permanent hair reduction and wrinkle reduction. In total, the Gemini is now cleared for a total of 21 different procedures, and can perform over 90% of all aesthetic laser procedures available in a physician’s office. The Company expects a continued trend of increasing GreenLight and Gemini laser and accessory shipments.

Revenues from the sales of disposable supplies increased 123% and 120% during the three and nine month periods ended September 30, 2004 compared to the corresponding periods in 2003. The increases are driven by higher unit sales of GreenLight fibers. In the nine months ended September 30, 2004 we sold 24,884 GreenLight fibers whereas in the corresponding period of 2003 we sold 7,895 GreenLight fibers. Increased GreenLight fiber sales is a direct result of an increase in our GreenLight laser installed base. The Company expects revenues from the sales of disposable supplies to incrementally increase, including in the fourth quarter of this year, as a result of an April 2004 increase in the Medicare reimbursement rate for the BPH procedure that uses Laserscope’s GreenLight laser and fiber optic delivery device. Also, revenues are expected to increase as the Company ships more GreenLight lasers, which require a single-use fiber optic energy delivery device.

Laserscope’s service revenues increased during the three and nine-month periods ended September 30, 2004 compared to the same periods in 2003. Increased service revenues were primarily experienced in the domestic region as a result of a larger contract installed base. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased seven percentage points during the three month period and seven percentage points during the nine month periods ended September 30, 2004 relative to the corresponding periods of 2003. The increase in gross margin percentage is due primarily to a change in the laser-type product mix and increased GreenLight fibers sold. Laserscope expects gross margin as a percentage of 2004 revenues to be in the range of 59% - 61% for the full year.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses remained comparable to 2003 expenses, for the three month period in absolute terms, yet decreased 3 points as a percentage of revenues. In the nine month period ended September 30, 2004 compared to the same period in 2003, these expenses increased in absolute terms, yet decreased 2 points as a percentage of revenues. The Company expects the amounts spent in research and developments to increase in the remaining period of 2004, as a variety of development projects are pursued.

Selling, general and administrative expenses increased in absolute terms, but decreased as a percentage of revenue during the three and nine month period ended September 30, 2004. The increase is comprised of higher variable selling expenses resulting from higher revenues, increased costs associated with Sarbanes Oxley compliance and clinical education in the three and nine month periods ended September 30, 2004 relative to the same periods of 2003. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2004 as we continue to expand marketing programs related to the Gemini and GreenLight products.

Provision for income taxes increased $562,000, from $48,000 to $610,000 during the nine months ended September 30, 2004 compared to the corresponding period in 2003. The effective tax rate in the nine month period ended September 30, 2004 was 6% compared to 4.5% in the corresponding period in 2003.

Due to experiencing only a short history of profitability, management believes that there is sufficient uncertainty regarding the realization of deferred tax assets and a full valuation allowance was appropriate at September 30, 2004 and December 31, 2003. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations. The Company’s reporting of net income would be on a fully-taxed basis following a release of the full valuation allowance.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at September 30, 2004 and for the nine months then ended (in thousands):

	September 30,	December 31,
	2004	2003
Cash and cash equivalents	$12,670	$7,158
Total assets	$55,907	$37,028
Total liabilities	$20,401	$13,830
Net working capital	$31,616	$20,722

The increase in cash and cash equivalents was primarily due to cash provided by operating and financing activities, partially offset by cash used in investing activities.

During the nine months ended September 30, 2004, cash provided by operating activities totaled $4.9 million. This was the combined result of the following sources: net income- $9.6 million; an increase in accrued compensation- $1.9 million due to an increase in accrued salaries and wages and employee bonuses; an increase in accounts payable- $1.5 million due to higher purchasing volume; an increase in deferred revenue- $1.4 million as a result of higher volume of contract revenue bookings; an increase in other current liabilities- $0.9 million partly due to higher rebates to customers who purchased fibers, travel expenses and audit and tax consulting expenses; depreciation- $0.7 million; an increase in tax payable- $0.4 million due to additional tax provision as a result of higher income; an increase in warranty reserve- $0.3 million; and an increase in inventory reserve- $0.3 million. These sources were offset by: an increase in accounts receivable- $6.4 million due to higher revenue; an increase in inventory- $5.7 million due to an increase in material purchases to meet projected demand.

During the nine months ended September 30, 2004, cash provided by financing activities consisted of the sale of common stock under stock plans — $2.7 million.

During the nine months ended September 30, 2004, cash used in investing activities consisted of capital expenditures of $2.1 million. A significant portion of total capital spending is attributable to in-progress Enterprise Resource Planning (ERP) costs. The Company expects lower accounting system costs for the remainder of the year. Additional increases were in office equipment, test and production equipment, and capitalized laser systems used by Service and Research and Development.

We have in place an asset based line of credit which provides up to $5.0 million in borrowings off-set against $1.0 million in letter of credit reserve requirements. The line of credit was renewed September 24, 2004 and currently expires September 2006. Credit is extended based on the Company’s eligible accounts receivable and inventory. At September 30, 2004, the Company had approximately $4.0 million in borrowing capacity under the line of credit facility. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at September, 2004 was 4.75%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of September 30, 2004, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

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

Contractual Obligations.

We did not enter into any additional material contractual obligations during the quarter ended September 30, 2004.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of September 30, 2004

	Payments Due by Period
Contractual		Less Than			More Than 5
Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating Leases	$6,010	$642	$1,440	$1,498	$2,430
Capital Leases	$70	$36	$34	—	—

Total	$6,080	$678	$1,474	$1,498	$2,430

The long-term commitments under operating leases shown above includes payments related to our new real estate lease in Santa Clara, California, commencing November 2004 and expiring October 2012. This agreement was entered into during October 2004.

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

We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (CDHS), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA’s current “Quality Systems” regulations. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.

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

In November 2003, CMS notified Laserscope that its application for assignment of Photoselective Vaporization of the Prostate (“PVP”) to treat BPH with a new technology APC had been accepted. In March 2004, CMS determined that PVP meets the new technology APC qualification criteria and assigned a new APC code effective April 1, 2004. The new classification carries with it a “Facility Fee” national average payment rate of $3,750.00, approximately twice that of the old rate. Over the next several quarters, we will continue to work closely with CMS and the American Urological Association to ensure that the hospital outpatient reimbursement rates for furnishing PVP continue to reflect the appropriate costs of performing the procedure.

In addition to the “Facility Fee” or outpatient hospital reimbursement, the adoption of PVP is also dependent upon the payment, known as the “Fee Schedule” reimbursement, that is paid directly to the physician for performing the procedure. The adoption rate of PVP may also be affected by changes in the Fee Schedule reimbursement. Over the next several quarters, Laserscope will work closely with CMS and the American Urological Association in an attempt to ensure that the reimbursement paid to the physician for performing PVP accurately reflects the work value and appropriate costs of performing the procedure in a site of service of the physician’s choosing.

If CMS were to reduce reimbursement rates or if Laserscope is unsuccessful in obtaining improved Fee Schedule reimbursement for the physicians, it will likely have an adverse effect on the adoption and sales growth of the PVP procedure in the United States as some customers who would normally consider adopting the PVP procedure delay their purchases or adoption in hopes of a favorable change in the reimbursement climate or would select other more profitable treatment solutions for their patients.

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

Reliance on Key Customers.

In December 2000, Laserscope and McKesson entered into a five year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. At September 30, 2004, accounts receivable from McKesson accounted for approximately 16% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

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

As of October 31, 2004, we had 21,421,296 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Dilution.

Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options and warrants currently outstanding.

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

Interest Rate Risk.

Our exposure to market rate risk for changes in interest rates relates primarily to our outstanding debt. However, at September 30, 2004, we had no bank loans or debentures. Also, in the nine months ended September 30, 2004 and 2003, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

Our international revenues were 23% and 25% of total revenues in each of the quarters ended September 30, 2004 and 2003, respectively. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

Item 4. Controls and Procedures.

(a) Our Chief Executive Officer and Chief Financial Officer have reviewed, as of the end of the period covered by this report, the “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-, 15(e) and 15d-15(e)) that ensure that information relating to the Company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that the controls and procedures in place are effective to ensure that information relating to the Company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations.

(b) Changes in internal controls.
No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s third fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information.

We have in place an asset based line of credit which provides up to $5.0 million in borrowings off-set against $1.0 million in letter of credit reserve requirements. The line of credit was renewed September 24, 2004 and currently expires September 2006. Credit is extended based on the Company’s eligible accounts receivable and inventory. At September 30, 2004, the Company had approximately $4.0 million in borrowing capacity under the line of credit facility. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at September, 2004 was 4.75%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of September 30, 2004, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

Item 6.     Exhibits

Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
10.11L	Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE

Registrant

/s/ Dennis LaLumandiere

Dennis LaLumandiere
Vice President, Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 8, 2004

Exhibit Index

Exhibit
Number	Description
10.11L	Amendment to the Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.