Form 10-K
period 2004-12-31
LASERSCOPE
filed 2005-03-31
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004,

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
(408) 943-0636
Registrant’s telephone number, including area code:
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Common Share Purchase Rights
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
     The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $502,185,257 as of June 30, 2004, based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 22,006,738 shares of Registrant’s Common Stock issued and outstanding as of March 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this Annual Report on Form 10-K incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on June 10, 2005.
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
      The following are registered trademarks of Laserscope, which may be mentioned in this report:

Laserscope;
Dermastat;
Opthostat; and
MicroBeam.

The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

AccuStat;	Lyra XP;
ADD;	MicronSpot;
ADDStat,	Microstat;
Aura;	Model 630 PDT Dye Module;
Aura “i”;	Model 630XP PDT Dye Module;
Aura SL;	Orion;
Aura XP;	SmartScan.
Coolspot;	SmartConnector;
Dermastat;	Solis
Endostat;	StarPulse;
Gemini;	StoneLight;
GreenLight;	Venus “i”;
GreenLight PVP;	Venus “i”;
GreenLight PV;	VersaStat;
Lyra;	VersaStat “i”;
Lyra “i”;Venus; and	800 Series KTP/YAG Surgical Laser System.

PART I

Item 1.	Business.
General Overview of Business
      Laserscope designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy devices for the medical office, outpatient surgical center and hospital markets. The Company is a pioneer in the development and commercialization of lasers, and light source and advanced fiber-optic devices for a wide variety of applications. Our product portfolio consists of lasers and other light-based systems and related energy delivery devices for medical applications including KTP/532, Nd: YAG, and Er: Yag.
      Our primary medical markets include urology, dermatology and aesthetic surgery. Our secondary markets include ear, nose and throat surgery, general surgery, gynecology, photo-dynamic therapy and other surgical specialties.

Mission
      Our corporate mission is to improve the quality and cost effectiveness of health care by providing safe, innovative and minimally invasive surgical systems.

Basic Corporate Information
      Laserscope is a California corporation that was founded in 1982 and shipped its first product in 1984. During its initial years, the Company was funded by several venture capital firms and by E.I. du Pont de Nemours & Company. We received the first in a series of United States regulatory clearances in 1987 and completed our initial public offering in December 1989. Laserscope has three wholly owned subsidiaries, including Laserscope UK, Ltd. a United Kingdom Corporation, Laserscope France, S.A. a French Corporation and Laserscope International, Inc., a Delaware corporation. Our principal executive offices are located at 3070 Orchard Drive, San Jose, California 95134-2011. Our telephone number is (408) 943-0636. Our website address is www.laserscope.com. Information on our website, and websites linked to it, is not intended to be part of this report.

Market Focus
      Laserscope markets and sells products in two main market segments including urology and aesthetics. The company’s aesthetic business focuses primarily on cosmetic treatments of dermatology-related conditions.
      The Company’s principal urological product is the GreenLighttm laser system. In the first quarter of 2002, Laserscope began selling the GreenLight laser system and ADDStattm disposable fiber-optic delivery device used to perform photo-selective vaporization of the prostate (“PVP”) for the treatment of benign prostatic hyperplasia (“BPH”). Since that time, more than 700 urologists collectively have performed more than 54,000 PVP procedures. Adoption of this treatment continues to grow among urologists within in the United States and international markets.
      BPH affects more than 11 million men in the U.S. According to the Millennium Research Group, in 2003 there were approximately 2.5 million men treated for the condition in the United States and that number is expected to grow to over 3 million men by 2008. Non-drug interventional treatments in the U.S. during 2003 were estimated to be over 293,000.
      The PVP procedure using the GreenLighttm laser system has been clinically shown to often be a virtually bloodless, minimally invasive, outpatient treatment that typically provides dramatic improvement in urine flow and symptom relief with a low incidence of side effects. Patients are usually released within a few hours of the procedure, often without a catheter. Patients can usually return to normal, non-strenuous activities within a couple of days. Sales of the GreenLight laser system represent approximately 20% of 2004 revenues and sales of ADDStat fibers for such system represents approximately 26% of 2004 revenues. Sales of the GreenLight laser system and ADDStat disposable fibers are largely dependent upon public and private health insurance reimbursement levels, including Medicare and Medicaid and private health insurers, which are subject to regular review and re-evaluation. Any change in such reimbursement decisions would likely impact our business significantly, and could substantially impact the profitability of the GreenLight portion of the company’s business.
      We entered the dermatology/aesthetic surgery market in the mid 1990’s with several, highly versatile laser systems. Laserscope has developed the unique VersaStat “i” hand piece for use with its aesthetic lasers. It allows the operator to continuously and easily adjust the spot size of the laser from 1 to 5mm without changing hand pieces. The Aura “i” is intended for the treatment of vascular lesions, red veins on the face and legs, port wine stains and pigmented lesions such as lentigos and sun-damage. Our Lyra “i” is FDA cleared for the treatment of wrinkles, leg veins, vascular lesions, pseudofolliculitis (shaving bumps) and hair removal on all skin types. Another application for Laserscope technology is the combined use of the Aura and the Lyra lasers in a procedure known as Enhanced Skin Rejuvenation. Enhanced Skin Rejuvenation uses both wavelengths to improve appearance by addressing facial wrinkles as well as treating age spots and red facial veins. Our Venus is used for skin resurfacing (wrinkle removal) and laser peels to reduce wrinkles and improve skin tone. Our Geminitm Laser System, introduced in February 2004, combines both the wavelengths and pulsing characteristics of Laserscope’s two leading aesthetic products, the Aura and Lyra laser systems, into a single, higher power and faster product platform. The Gemini, is currently FDA-cleared for 21 different non-invasive aesthetic applications. As a percentage of total revenues in 2004, the dermatology/aesthetic surgery market accounted for approximately 37% of revenues.
      Our products are also used in several other applications. Since the early 1990’s, the ear, nose and throat (ENT), gynecology (OB/ GYN) and general surgery specialties have continued to represent markets into which we sell our broad range of laser systems and the majority of our energy delivery devices and surgical instruments.

Products

Laser Platforms:
      Our GreenLighttm laser system is a KTP single wavelength laser used for PVP, a procedure to treat BPH. BPH is a non-cancerous enlargement of the prostate gland. With age, the prostate, a walnut-size gland located just below the bladder, squeezes the urethra as it grows and restricts the flow of urine. BPH is a condition which increases in incidence as the male population ages, and it is estimated that 30 million men worldwide have this condition.
      Our Lyra “i”tm and Lyra XPtm laser systems are compact Nd:YAG, single wavelength lasers used primarily for aesthetic procedures, including hair removal, wrinkle treatments and leg vein treatments in physician offices.
      Our Aura “i”tm and Aura XPtm laser systems are compact, highly portable, KTP/532 single wavelength lasers designed for office use. The Aura series laser’s integrated StarPulse feature is designed for the treatment of benign vascular and pigmented lesions, including leg and facial telangiectasia (spider-like veins) and pigmented lesions such as age-spots or lentigos and acne. It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.
      Our Geminitm laser system combines both the wavelengths and pulsing characteristics of Laserscope’s two leading aesthetic products, the Aura and Lyra laser systems, into a single, higher power and faster product platform. The Gemini is currently FDA-cleared for 21 different clinical aesthetic applications.
      Our Venus “i”tm Erbium:YAG laser system is among the most compact and powerful, commercially available Erbium lasers for micro-laser peels, skin resurfacing and acne scar resurfacing. Venus is one-half the size and weight of most other Erbium systems on the market.

      Our 800 Series KTP/ YAG Surgical Laser Systemtm is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, general surgery, and other surgical specialties. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for Laserscope’s PDT laser dye module, enabling photo-dynamic therapy applications.

Laser Devices, Instruments and Disposables:
      We offer a broad line of surgical instrumentation, disposables, kits and other accessories for use with our surgical laser systems. These products include disposable optical fibers, side-firing devices, individual custom hand pieces for specific surgical applications, scanning devices, micromanipulators for microscopic surgery, procedure-specific kits and accessories and various other devices.
      Laserscope’s ADDStattm disposable fiber-optic delivery device is used primarily in the PVP procedure by delivering over 80 watts of average power from the GreenLighttm laser system to vaporize the soft tissue in the prostate gland.
      Our disposable optical fibers are available in different lengths and diameters for different surgical applications and preferences. The hand pieces, which are used to hold and aim the optical fiber, give the doctor the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

Sales and Marketing
      We concentrate much of our marketing efforts for our products on high volume surgical procedures treating conditions of aging such as the treatment of BPH, facial vascular lesions, the treatment of leg veins and hair removal. We believe that increased market awareness of both the benefits of Laserscope’s laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for our laser and laser-based products. As a result, we have designed our marketing and sales strategy around a strong educational and clinical training effort to promote awareness of the versatility, safety, and cost-effectiveness of our surgical laser systems and to increase the likelihood of positive clinical outcomes.
      We promote our products through trade shows and exhibits covering most of the surgical specialties, physician workshops and seminars, medical journal advertising and direct mailings. We support and participate in a substantial number of workshops and seminars. For laser products, the workshops usually include a demonstration of our laser systems and often provide surgeons with hands-on experience using our products.

Distribution
      In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force and through the McKesson Corporation Medical Group (“McKesson”). In December 2000, we signed a distribution agreement that grants to McKesson the exclusive distribution rights for our core aesthetic laser products in the United States. In 2004, revenue from sales to McKesson represented approximately 23% of total 2004 revenues. McKesson’s Primary Care Division has a sales force of more than 500 representatives throughout the United States who are supported by our own direct sales force.
      Our direct sales force at December 31, 2004 consisted of 39 representatives worldwide.
      In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.

International Business
      Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total sales. Our international operations, including export sales were 27% of total revenues in the year ended December 31, 2004, and 26% of total revenue in each of the years ended December 31, 2003 and 2002. We expect that international sales will continue to represent a significant percentage of net revenue in 2005 and beyond.
      International revenues are heavily concentrated in Europe. During 2004 revenues from sales in Europe represented approximately 21% of total revenues compared to approximately 19% in 2003 and approximately 20% in 2002. Revenues from sales in the Asia Pacific region represented approximately 5% of total sales in 2004, compared to approximately 6% in 2003 and approximately 5% in 2002. Revenues from sales in the rest of the world represented approximately 1% of total revenues in each of 2004, 2003 and 2002.

Installed Base of Lasers
      We have more than 8,000 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

Service and Support
      We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, at the request of the customer, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained.

Research and Development
      We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. To this end, we have assembled a team of engineers with significant experience in the design and development of medical devices using lasers and light-based energy sources. Therefore, we intend to continue to invest significant amounts in research and development. Research and development expenditures totaled $5.2 million in 2004, $4.4 million in 2003 and $3.8 million in of 2002. At December 31, 2004, we had 23 employees engaged in the engineering related activities of research and development. We expect to identify and hire additional technical personnel in fiscal year 2005 to staff our planned research and development activities, and we expect that these costs will increase in the future in order to maintain a leading position in the market for surgical laser systems.
      Our current research and development programs are directed toward the development of new laser systems and delivery devices, enhancements to existing products and new clinical applications in the aesthetic, urology and other specialties.

Manufacturing
      We manufacture in the United States the laser resonators, system chassis and certain accessories including disposable products and re-usable hand pieces used in our laser systems. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. Approximately 24% of our employees work in manufacturing our products. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2005.

Employees
      At December 31, 2004, Laserscope had 229 employees, including 74 in sales and marketing, 23 in engineering, 95 in manufacturing operations and service, 37 in general and administrative functions. These numbers include 31 sales and marketing and other employees located outside of the United States. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition
      We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive with respect to both our aesthetic and urology product lines. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly specialized firms. Our primary competition in the field of urology comes from alternative procedures and technologies for the treatment of PVP, principally those manufacturers producing technologies for performance of the Transurethral Resection of the Prostate (“TURP”) procedure, and the so-called “thermal therapies” offered by large medical device manufacturers such as Medtronic, Boston Scientific and Johnson & Johnson. In addition, we face competition from other surgical laser companies such as Lumenis and Trimedyne which offer what we believe are less efficacious but less costly procedures for the treatment of PVP such as Holmium Laser Ablation of the Prostate. Our primary competition in the aesthetic market which is marked by a growing number of competitive companies, approximately similar clinical results between the various products, and an increasingly wider variety of cosmetic services includes companies such as Palomar, Candela, Cutera and Syneron. Our ability to compete effectively depends on such factors as:

•	market acceptance of our products;

•	product performance;

•	price;

•	customer support and technical service;

•	the success and timing of new product development; and

•	continued development of successful distribution channels.
      As we continue to introduce new technologies, we may face competition from both existing surgical laser and other medical device companies and new ones entering the market segments in which we compete. We may also face competition from companies that currently offer non-surgical solutions, such as pharmaceutical companies. Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.
      Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty, orthopedics, and lithotripsy. Their products may compete for the same capital equipment funds as our products, and accordingly, these manufacturers may be considered our competitors as well. Generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities, such as the TURP procedure and pharmaceuticals in the urology market and other light based or radio frequency based products in the aesthetic market. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.

     Proprietary and Intellectual Property
      We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents.
      As of December 31, 2004, we had 35 U.S. patents issued and 8 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO), which generally cover surgical laser systems, delivery devices, calibration inserts, and laser resonators. We expect that once granted, the duration of patents covered by patent applications will be approximately 20 years from the filing of the application. These patents will allow us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in foreign countries, and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.
      While we believe the patents that we have and for which we have applied are of value, other factors are of greater competitive importance. In addition to patent protection, at December 31, 2004, we had 5 U.S. trademarks registered and 10 pending U.S. trademark applications on file with the USPTO. If the applications mature to registrations, these registrations would allow us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.
      We protect our trade secrets and other proprietary information through nondisclosure agreements with our employees and customers and other security measures, although others may still gain access to our trade secrets or discover them independently.
      Although we believe that our technologies do not infringe on any other proprietary rights of third parties, from time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us.
      For more information regarding patents and licenses, please see Risk Factors regarding our reliance on patents and licenses.

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
      In addition, the prices we are able to charge for our urology products are highly dependent on government reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’ and physicians’ decisions to purchase our products or adopt procedures such as the PVP, adversely affecting our future sales. The Centers for Medicare and Medicaid Services (“CMS”) has announced a final rule with respect to Ambulatory Payment Classification (“APC”) reimbursement codes used by hospitals to bill Medicare for the PVP procedures. Additional APC codes for reimbursement of the PVP procedure in other settings and by other providers are currently under review. All APC codes are subject to review and adjustment by CMS. In addition, government reimbursement rates in the United States and abroad, strongly influence the reimbursement rates provided by private health insurance companies and, therefore, are critical to our success. Such government regulation of public healthcare financing (including the establishment of reimbursement codes) does not impact our laser sales for aesthetic procedures in the same way as these procedures are generally not subject to reimbursement by government or private health insurance.

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

Dependence on Single-Source Suppliers and Certain Third Parties
      Certain of the components used in our laser products, including certain optical components, are purchased from single sources. These single-source suppliers are located in both the United States and overseas. During early 2003, we experienced a supply disruption of certain key components. Since then we have not experienced any significant disruptions. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect our ability to manufacture lasers.

Seasonality
      We have from time to time experienced seasonal fluctuations in our business. During the months of July and August, certain of our international markets have exhibited slowdowns in the aesthetics business.

Backlog
      As of December 31, 2004 and 2003, we had firm orders in our backlog worth approximately $3.8 million and $4.1 million, respectively. We completely exhausted in 2004 the backlog that existed at the end of 2003, and we plan to completely exhaust during 2005 the backlog that existed at the end of 2004.
Executive Officers of the Company
      The following sets forth certain information with respect to the executive officers of the Company as of December 31, 2004:

Name	Age	Position

Robert J. Pressley, Ph.D.	72	Chairman of the Board of Directors
Eric M. Reuter	43	President, Chief Executive Officer and Director
Robert Mann	47	Group Vice President, Global Sales and Marketing
Robert L. Mathews	59	Group Vice President, Operations and Product Development
Ken Arnold	35	Vice President, Research and Development
Van Frazier	52	Vice President, Quality and Regulatory Affairs
Peter Hadrovic	38	Vice President, Legal Affairs and General Counsel
Dennis LaLumandiere	51	Vice President, Finance, Chief Financial Officer and Secretary
Kester Nahen, Ph.D.	34	Vice President, Professional Education and Clinical Applications
      Robert J. Pressley, Ph.D. is a co-founder of the Company and has been a director since its founding. Dr. Pressley was appointed Chairman of the Board of Directors in June 1998. Dr. Pressley co-founded Candescent Technologies Corporation (formerly named Silicon Video Corporation), a developer of electronic products, and served as its President and Chief Executive Officer from January 1991 to January 1994. Dr. Pressley also founded XMR, Inc., a manufacturer of excimer lasers and laser systems, and served as its Chief Executive Officer from March 1979 until March 1990. Dr. Pressley has been a self-employed technology consultant since January 1995.
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
      Robert Mann joined Laserscope in May 2001 as Director of Physician Practice Enhancement. Mr. Mann served as Senior Director of North American Aesthetic Sales from December 2001 to October 2002, was appointed Vice President , North American Sales and Marketing in October 2002 and was appointed Group Vice President, Global Sales and Marketing in December 2004. Prior to joining Laserscope, Mr. Mann served as National Director of Operations for Vanishing Point Medical Group, a Multi-Specialty Laser Aesthetics practice from January 1999 to May 2001, Vice President of Operations at Pasqua Coffee, a retail food service company, from January 1989 to May 1998 and as Vice President of Operations at Mrs. Fields Cookies, a retail food service company, from April 1981 to January 1989.
      Robert L. Mathews joined Laserscope as Executive Vice President in August 1999 and was appointed Group Vice President, Operations and Product Development in December 2004. Before joining Laserscope, from December 1998 to August 1999, he was Executive Vice President & General Manager of the MasterPlan Division of COHR, Inc., a management consulting and independent service organization. From April 1997 to December 1998, he was Vice President and General Manager of Diasonics Vingmed Ultrasound, Inc., a medical device manufacturer. From April 1996 to April 1997, he was Senior Director, Corporate Accounts at Spacelabs Medical, Inc., a medical device manufacturer. From May 1995 to April 1996, Mr. Mathews was a self employed business consultant and from February 1994 to May 1995 he was President and Chief Executive Officer of Resonex Holdings Ltd., a medical device manufacturer.
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
      Peter Hadrovic joined Laserscope in December 2004 as Vice President, Legal Affairs and General Counsel. Prior to joining the Company, he was a corporate, securities and mergers and acquisitions attorney at Heller Ehrman/ Venture Law Group from June 2000 to December 2004. From September 1997 to June 2000, Mr. Hadrovic was a corporate transactional attorney at White & Case LLP. Mr. Hadrovic received a J.D. from Cornell Law School in 1997. From 1988 to 1991, Mr. Hadrovic served as a Legislative Assistant, and from 1992 to 1994 as the District Representative, to U.S. Congressman John LaFalce.
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
      Kester Nahen joined Laserscope as Laser Scientist in May 2001. Dr. Nahen served as Clinical Product Manager from October 2002 to October 2003, as Director of Professional Education and Clinical Applications from October 2003 to December 2004 and was appointed Vice President of Professional Education and Clinical Applications in December 2004. Prior to joining Laserscope, from March 1996 to May 2001, he worked as Scientist at the Medical Laser Center Lübeck an institute of the Medical University of Lübeck in Lübeck, Germany focusing on fundamental and applied research in biomedical optics. Dr. Nahen received his M.S. in Physics from the University of Hamburg, Germany in March 1996 and his Ph.D. in Physics from the Medical University of Lübeck, Germany in October 2001.
Available Information
      We make available free of charge, on or through our website at www.laserscope.com, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Those reports are also available on the SEC website located at www.sec.com. Information contained on our website is not part of this report.

Item 2.	Properties.
      Laserscope leases two buildings aggregating approximately 69,000 square feet in San Jose, California under leases expiring in October 2012. Laserscope occupies an additional approximately 10,000 square feet in an adjacent building in San Jose through a holdover tenancy which is anticipated to run through the end of June 2005. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We also lease offices in the United Kingdom, France and South Korea where our local sales and marketing staff are based. We believe that these facilities are suitable for our current operations and are adequate to support those operations beyond 2005.

Item 3.	Legal Proceedings.
      Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.
      Not Applicable.
PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters and Issuers Purchases of Equity Securities.
      Our common stock is traded on the Nasdaq National Market under the symbol LSCP. As of March 1, 2005, Laserscope had approximately 550 shareholders of record and the last reported sale of our Common Stock on the Nasdaq National Market was $33.52 per share.
      The following table shows Lasercope’s high and low selling prices for the years ended December 31, 2004 and December 31, 2003 as reported by the Nasdaq National Market System:

	2004

	High Bid	Low Bid

First Quarter	$27.85	$14.91
Second Quarter	$34.18	$22.54
Third Quarter	$27.94	$15.27
Fourth Quarter	$36.68	$18.83

	2003

	High Bid	Low Bid

First Quarter	$5.30	$3.76
Second Quarter	$8.20	$3.90
Third Quarter	$12.99	$7.50
Fourth Quarter	$18.15	$10.64
      We have not paid dividends on our common stock and have no present plans to do so. Provisions of our bank line of credit prohibit the payment of dividends without the bank’s consent.
      To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933, as amended, to accredited investors providing gross proceeds of approximately $1.9 million to Laserscope. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of Laserscope common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for

995,000 shares of Laserscope common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing which were convertible into shares of Laserscope’s common stock at $1.25 per share and which would expire in 2005. At December 31, 2004, no warrants issued pursuant to the private placement of Common Stock remained outstanding.
      On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance Capital Group, Inc. (“Renaissance”) with gross proceeds to Laserscope of $3.0 million. The debentures were to mature seven years from issuance and had an interest rate of 8.00%. The debentures were convertible into Laserscope common stock with an initial conversion price, which was subject to adjustment, of $1.25. The private placement also included warrants to purchase 240,000 shares of Laserscope common stock at $1.50 per share and expire in 2005. As of December 31, 2004, 10,000 warrants issued pursuant to the private placement of subordinate convertible debentures remained outstanding.
      The proceeds from both of these financings were used for general corporate working capital purposes.
      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During the last six months of 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.
      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to the Company’s proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2004.

Item 6.	Selected Financial Data.

	Year Ended December 31

	2004	2003	2002	2001	2000

	(Thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$93,770	$57,427	$43,088	$35,087	$35,399
Net income (loss)	14,739	2,517	323	(829)	186
Basic net income (loss) per share	0.70	0.13	0.02	(0.05)	0.01
Diluted net income (loss) per share	0.65	0.13	0.02	(0.05)	0.01

	Year Ended December 31

	2004	2003	2002	2001	2000

	(Thousands, except per share amounts)
Consolidated Balance Sheet Data (at end of period):
Cash & cash equivalents	$15,954	$7,158	$4,661	$3,408	$2,698
Working capital	38,566	20,722	15,652	13,336	14,793
Total assets	61,589	37,028	29,163	25,482	24,087
Capital leases (excluding current portion)	31	—	60	60	277
Other long term debt	—	—	2,853	3,000	3,000
Shareholders’ equity	42,911	23,198	15,482	13,412	14,114

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
      Laserscope is a leading provider of medical laser systems for surgical and aesthetic applications. Founded in 1984, we are a pioneer developer of innovative technologies with over 8000 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of lasers and other light-based systems and related energy delivery devices for medical applications including KTP/532, Nd: YAG, and Er: Yag.
      Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. Our GreenLight Laser offers a breakthrough treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.
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
      In the United Kingdom and France we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 9001 and CE certified.
      We have from time to time experienced seasonal fluctuations in our business. During the months of July and August, certain of our international markets have exhibited slowdowns in the aesthetics business.
      During 2004, our revenues and net income grew substantially from the prior year as a result of continued growth in sales of our main urology products, the GreenLight laser system and disposable fiber optic delivery devices, in addition to strong aesthetic sales. Our reported revenue for the year ended December 31, 2004 was $93.8 million, a 63% increase as compared to total revenues of $57.4 million in 2003, and net income in 2004 was $14.7 million, or $0.65 per diluted share, a 486% increase when compared to net income of $2.5 million, or $0.13 per diluted share, in 2003. An increase of 182% in unit sales of disposable fibers over the prior year was a key factor in our financial success. We expect revenues in our urological products, fueled by sales of the GreenLight laser system and disposable fibers, to grow at a faster rate than our aesthetic products in 2005.
      The market for light-based cosmetic treatment devices in which we sell our aesthetic products is characterized by low barriers to entry and marginal technological differentiation among product offerings. We expect intense competition in the aesthetic market will continue to create price pressure on our aesthetic products. As a result, we intend to address this challenge by focusing on the key features of, and the mix within, our product offerings affecting the value proposition to the customer, in particular the speed and comfort of light-based aesthetic treatments. There can be no assurance that our existing products and newly offered products will be competitive in an increasingly difficult market for light-based cosmetic treatment devices.
      Adoption of the PVP procedure grew at a rapid rate in 2004 both domestically and internationally and we expect this trend to continue in 2005. Our priority in the urology segment of our business is to establish the PVP procedure using the GreenLight laser system as the worldwide standard for treating BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. Demonstrating the cost-effectiveness of our procedure as compared to other therapies will be important to penetrate the two-tiered health care finance systems in the U.S. and internationally. With that in mind, we expect to make significant investments in sales, marketing and professional education and training in 2005. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially greater than the U.S. market offers great promise but also a greater variety challenges and uncertainties than our domestic efforts, which are discussed in greater detail in the “Risk Factors” section below.
      We enjoyed a significant event in March 2004, when the Centers for Medicare and Medicaid Services (CMS) announced the assignment of the company’s PVP procedure to the New Technology Ambulatory Payment Classification (APC) 1525 code. The new classification provided for a payment rate of $3,750.00 for the PVP procedure performed in an outpatient hospital site of service, which was approximately twice that of the previous rate. This reimbursement rate is effective until December 31, 2006. We believe that this development encouraged performance of the PVP procedure at those hospitals, where previously, due to economic considerations, it would not have been made available to patients. As a result, PVP procedural volume and purchases of our GreenLight laser system and disposable fibers increased. Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers will continue to be a critical factor for our success in the domestic BPH market. Obtaining government approvals of the PVP procedure as well as securing satisfactory reimbursement rates from public and private payers in the various foreign countries where we have introduced our GreenLight product will be important for our future success in those markets. Our sensitivity to public and private payer reimbursement rates makes us subject to a variety of risks and uncertainties, which are discussed in greater detail in the “Risk Factors” section below.
Critical Accounting Policies
      Our critical accounting policies are as follows:

•	revenue recognition;

•	allowance for doubtful accounts;

•	allowance for laser returns;

•	warranty obligation;

•	excess and obsolete inventory;

•	valuation of long-lived and intangible assets and goodwill;

•	litigation costs;

•	functional currency; and

•	income tax

Revenue Recognition
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

      Allowance for Doubtful Accounts. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the possibility that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of Laserscope’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2004, 2003 and 2002 our reserves for doubtful accounts totaled approximately $104,000, $268,000 and $303,000 respectively.
      Allowance for Laser Returns. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the possibility that a customer may not pay us and will instead return the laser system to us, we maintain an allowance for losses on laser returns. We estimate losses based on a two year history of actual laser returns. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of Laserscope’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We estimate losses based on a two-year historical analysis of the margin impact of returns. As of December 31, 2004, 2003 and 2002 our reserves for laser returns totaled approximately $99,000, $96,750 and $0, respectively.
      Warranty Obligation. We engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers. In addition to these proactive measures, we also provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our warranty obligation based on product failure rates over the last twelve months and the actual material usage and service delivery costs experienced in correcting those failures. However, should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. Warranty reserves as of December 31, 2004, 2003 and 2002 were $2.5 million, $1.9 million and $1.1 million, respectively.
      Excess and Obsolete Inventory. We maintain reserves for our estimated obsolete or unmarketable inventory. Inventory reserves are recorded when conditions indicate that selling price may be less than cost due to factors such as estimates about future demand, reductions in selling prices, physical deterioration, usage and obsolescence. The reserves are equal to the difference between the cost of inventory and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required and gross margin could be adversely impacted. As of December 31, 2004, 2003 and 2002, our reserves were $1.8 million, $1.9 million and $2.3 million, respectively.
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
      Future adverse changes in market conditions or poor operating results of a related reporting unit may require us to record an impairment charge in the future. The effect of a change in the Company’s estimates and assumptions related to goodwill could be an impairment loss equal to as much as the total of goodwill we have reported, which is $655,000.
      Litigation. Our policy is to routinely assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after thoughtful analysis of each known issue and an analysis of historical experience in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” and related pronouncements. Also in accordance with SFAS No. 5, we do not record gain contingencies.
      Functional Currency. We have a foreign subsidiary in France which sells to customers in France, and we also have a subsidiary in the United Kingdom which sells to customers in all of Europe, except France, as well as customers in Pacific Rim countries. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into United States Dollars. Our two subsidiaries maintain their accounting records in their functional currencies which are also their respective local currencies, the Euro and the British Pound Sterling. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since our two subsidiaries’ functional currencies are deemed to be the local currencies, any gain or loss associated with the translation of those subsidiaries’ financial statements is included, as a component of shareholders’ equity, in cumulative translation adjustments. If in the future we determine that there has been a change in the functional currency of a subsidiary from its local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.
      Income Tax. In preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess whether it is “more likely than not” that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Management reviews its assumptions regarding the realization of deferred tax assets on an ongoing basis. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.
      For the year ended December 31, 2004 the Company has decided to not reverse its deferred tax valuation allowance since the weight of evidence does not exceed the threshold of “more likely than not” as required by SFAS No. 109 that the Company would be able to realize its deferred tax asset.

Financial Review — Results of Operations
      The following table sets forth certain data from Laserscope’s consolidated statements of operations, expressed as a percentage of net revenues:

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of products and services	41.7	47.6	47.7

Gross margin	58.3	52.4	52.3
Operating expenses:
Research and development	5.6	7.7	8.9
Selling, general and administrative	36.3	39.9	41.5

	41.9	47.6	50.4
Operating income	16.4	4.7	1.8
Interest income (expense) and other, net	0.3	0.0	(0.9)

Income before income taxes	16.7	4.7	0.9
Provision for income taxes	1.0	0.3	0.2

Net income	15.7%	4.4%	0.7%

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
      International sales accounted for 27%, 26% and 26% of our net revenues for 2004, 2003 and 2002, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. A large portion of our international sales occur through our foreign subsidiaries and exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally, particularly the financial impact of currency fluctuations, more limited intellectual property protections, greater difficultly in monitoring and ensuring positive clinical outcomes and regulation by foreign governmental entities among others described in the Risk Factors section below. These risks could harm our financial condition, results of operations and future cash flows.
      Through December 31, 2004, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in United States Dollars for the rest of the world. During 2004, 2003 and 2002, fluctuations in foreign currencies did not materially affect the results of operations reported by Laserscope. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in United States Dollars represented over 90% of total revenues in 2004, 91% in 2003 and 88% in 2002, market risk exists in foreign countries where we sell in United States Dollars, and a major strengthening of the United States Dollar could have a material negative impact on our business.
      Please refer to the “Risk Factors” section of this Annual Report for further discussion on these and other risks associated with our business.

      The following table contains selected income statement information for Laserscope for the years ended December 31, 2004, 2003 and 2002 (dollars, in thousands):

	Twelve Months Ended

	Dec. 31, 2004		Dec. 31, 2003		Dec. 31, 2002		% Change

	Amount	%(a)	Amount	%(a)	Amount	%(a)	2004 – 2003	2003 – 2002

Revenues from sales of:
Lasers & Instrumentation	$56,958	61%	$37,568	65%	$29,842	69%	52%	26%
Disposable supplies	29,383	31%	13,536	24%	7,420	17%	117%	82%
Service	7,429	8%	6,323	11%	5,826	14%	17%	9%

Total net revenues	$93,770	100%	$57,427	100%	$43,088	100%	63%	33%
Gross margin:
Product	$53,043	61%	$28,162	55%	$20,430	55%	88%	38%
Service	1,612	22%	1,924	30%	2,090	36%	(16)%	(8)%

Total gross margin	$54,655	58%	$30,086	52%	$22,520	52%	82%	34%
Research & development	$5,217	6%	$4,443	8%	$3,837	9%	17%	16%
Selling, general & admin	$34,023	36%	$22,936	40%	$17,892	42%	48%	28%
Net income	$14,739	16%	$2,517	4%	$323	1%	486%	679%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.
2004 results compared to 2003
      During 2004, total revenues increased approximately $36.3 million, or 63%, from 2003.
      During 2004, revenues from the sales of laser equipment and instrumentation increased 52% to $57.0 million, or 61% of total net revenues, compared to $37.6 million, or 65%, of total net revenues in 2003. The increases in sales of these products is attributed to higher sales of GreenLight laser systems for the treatment of BPH as well as higher sales of lasers and instrumentation for aesthetic applications.
      During the year ended December 31, 2004, we sold 246 GreenLight laser systems compared to 98 in the corresponding period of 2003. This increase is attributed to higher demand for the product created by the growing popularity of the photo-vaporization of the prostate (“PVP”) procedure that uses the GreenLight laser system.
      The increase in sales of lasers and instrumentation for aesthetic applications is attributed to continued demand for products used in these types of applications. Sales of these products increased 24% during the year ended December 31, 2004 compared to 2003. The demand comes from growing numbers of doctors (particularly family practice doctors and OB/ GYN doctors) adding aesthetic procedures to their traditional practices as well as the continued strong demand from patients seeking these types of procedures.
      We expect to see higher sales of GreenLight laser systems and aesthetic laser systems and instrumentation during 2005 as we expect demand for the procedures which use these systems to continue to grow.
      Net revenues from shipments of disposable supplies were 117% higher in 2004 than 2003, and were approximately $29.4 million, or 31%, of total revenues in 2004, compared to approximately $13.5 million, or 24% of total revenues in 2003. These higher revenues are principally due to increasing demand for the ADDstat disposable fiber-optic devices which are used with the GreenLight laser system in the PVP procedure. Since the introduction of the GreenLight laser system and the PVP procedure, Laserscope has sold over 54,000 ADDstat devices for use in the PVP procedure

      We believe that our future sales of disposable supplies depend on our ability to increase our installed base of systems and also to develop and promote surgical procedures that use these products including the PVP procedure and/or other procedures that we may develop and commercialize.
      Service revenues were 17% higher in 2004 than 2003, and were approximately $7.4 million, or 8% of total revenues in 2004, compared to $6.3 million, or 11% of revenue in 2003. Service revenues increased in all geographic regions, but the growth rate was marginally higher at our foreign subsidiaries. We believe that future revenues will depend on increases to the installed base of lasers as well as customers purchasing service contracts.
      Product gross margin as a percentage of net product revenues was 61% in 2004, an improvement of 6 percentage points compared to results for 2003. In 2004, gross margin increased due to a shift in the product mix towards higher margin disposable devices. We expect that product gross margin, as a percentage of net revenues in 2005, will be marginally higher than the level of 2004. However, we expect that these amounts may vary from quarter to quarter during 2005 and will depend on product demand and distribution mix.
      Gross margin from service activities as a percentage of net service revenues was 22% in 2004 compared to 30% in 2003. The decrease reflects an increase in material costs. We expect that gross margin, as a percentage of net revenues from service activities in 2005, will be similar to 2004 levels.
      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products, the enhancement of our existing products and the development of surgical applications for new and existing products. In 2004, amounts spent on research and development increased 17% from amounts spent in 2003. We expect that amounts spent in research and development during 2005 will be higher in absolute terms than that spent in 2004 but lower as a percentage of net revenues.
      Selling, general and administrative expenses increased 48% in 2004 compared to 2003. This was due in part to higher commissions paid commensurate with the increase in aesthetic and surgical revenues, higher marketing and education expenses related to expanding the presence of the Company’s products in both domestic and international markets, as well as increased costs related to compliance with the new requirements of the Sarbanes-Oxley Act of 2002. We expect selling, general and administrative expenses in absolute terms will be higher during 2005 than in 2004 but lower as a percentage of net revenues. This will be the result of direct selling expense increases relating to higher revenues and continued investment in educational programs and marketing initiatives for our products.
      In 2004, we recorded an income tax provision of $940,000. While the United States operations reported a book income before tax, due to net operating loss carry forwards, the United States entity’s tax liability was limited to the alternative minimum tax. The United Kingdom subsidiary incurred a charge of $183,000 for income taxes due to its profitability. While the French subsidiary reported a net income in 2004, no tax provision was required due to that entity’s net operating loss carry forwards.
      In 2003, we recorded an income tax provision of $202,000. While the United States operations reported a book income before tax, due to net operating loss carry forwards, the United States entity’s tax liability was limited to the alternative minimum tax. The United Kingdom subsidiary incurred a charge of $76,000 for income taxes due to its profitability. However, the French subsidiary reported a net loss in 2003, and so no tax provision was required due to utilization of that entity’s net operating loss carry forwards..
      As of December 31, 2004, we had deferred tax assets of approximately $22.9 million. We have evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. As of December 31, 2004, we had no apparent near-term ability to realize our deferred tax assets through carry backs or available tax planning strategies. Additionally, based on cumulative pre-tax losses we have sustained in the three years ended December 31, 2004 and the current economic uncertainty in our industry that limits our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to our deferred tax assets was recorded as of December 31, 2004. The valuation allowance increased by approximately $7.2 million in 2004 and decreased by approximately $0.1 million and $1.3 million in 2003 and 2002, respectively.

2003 results compared to 2002
      During 2003, total revenues increased approximately $14.3 million, or 33%, from 2002.
      During 2003, revenues from the sales of laser equipment and instrumentation increased 26% to $37.6 million, or 65% of total net revenues, compared to $29.8 million, or 69%, of total net revenues in 2002. Increases in revenues from sales of laser equipment and instrumentation resulted from a commensurate increase in unit shipments. The United States distributor relationship which we formed with McKesson effective December 2000 contributed to the higher aesthetic laser sales. This also enabled us to sell more instruments that are used with the aesthetic lasers. McKesson made purchases from Laserscope of approximately $17.7 million and $12.6 million which was 31% and 29% of our total 2003 and 2002 revenue, respectively. In addition, we saw growth in unit shipments of GreenLight PVtm lasers which are used for BPH. Fiscal 2003 revenue shipments of GreenLight PV lasers was 98 units, which is an approximate three-fold increase over the 2002 shipments of 32 units.
      Net revenues from shipments of disposable supplies were 82% higher in 2003 than 2002, and were approximately $13.5 million, or 24%, of total revenues in 2003, compared to approximately $7.4 million, or 17% of total revenues in 2002. These higher revenues are principally due to increasing demand for the disposable fiber-optic devices which are used with the GreenLight PV laser.
      Until recently, our sales had trended towards lower-priced physician office-based lasers for aesthetic procedures and away from lasers used in hospitals for non-aesthetic procedures. This resulted in lower sales of disposable supplies since office lasers used in aesthetic procedures, generally do not create a stream of sales of disposable supplies such as the ADDStat disposable fiber optic delivery device. However, with the introduction of the GreenLighttm laser system in early 2002, we sold approximately 13,300 and 3,500 disposable fiber-optic delivery devices in 2003 and 2002 respectively, which increased our disposables revenue.
      Service revenues were 9% higher in 2003 than 2002, and were approximately $6.3 million, or 11% of total revenues in 2003, compared to $5.8 million, or 14% of revenue in 2002. Service revenues increased in all geographic regions, but the growth rate was marginally higher at our foreign subsidiaries.
      Product gross margin as a percentage of net product revenues was 55% in 2003 which was even with that of 2002. In 2003, gross margin increased due to GreenLighttm ADDStat fibers sold. However, this was offset by less favorable manufacturing variances and higher warranty cost which was driven by longer warranty periods associated with promoting sales of GreenLighttm laser systems.
      Gross margin from service activities as a percentage of net service revenues was 30% in 2003 compared to 36% in 2002. The decrease reflects an increase in material and overhead costs as a percentage of revenue.
      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products and the enhancement of our existing products.
      In 2003, amounts spent on research and development increased 16% from amounts spent in 2002. This was primarily due to an increase in permanent staff and consultants to work on development of the new Gemini laser as well as continuing refinements to the GreenLight PV and aesthetic lasers.
      Selling, general and administrative expenses increased 28% in 2003 compared to 2002. This was due in part to an increase in headcount as we increased the size of our sales force and marketing staff in the United States and in our foreign subsidiaries primarily to promote the GreenLight laser system. In addition, commission expenses were higher following from an increase in revenue of both GreenLighttm and aesthetic lasers.
      In 2003, we recorded an income tax provision of $202,000. Our United Kingdom subsidiary incurred a charge of $76,000 for income taxes due its profitability. However, while the United States operations reported a profit, due to net operating loss carry forwards, the United States entity’s tax liability was limited to the alternative minimum tax. The French subsidiary reported a net loss in 2003, and so no tax provision was required for that entity. The United States and the French entity have significant net operating loss carry forwards. In 2002, we recorded a tax provision of $70,000 for our United Kingdom subsidiary and recorded no tax provision for France. In the United States in 2002 we recorded a tax provision of $16,000 for state tax, none for federal tax since tax law at that time permitted alternative minimum tax to be offset 100% by tax loss carry forwards.
Financial Review — Liquidity and Capital Resources
      The following table contains selected balance sheet information at December 31, 2004 and 2003 (in thousands):

	December 31,	December 31,
	2004	2003

Cash and cash equivalents	$15,954	$7,158
Working capital	$38,566	$20,722
Total assets	$61,589	$37,028
      The net increase in cash and cash equivalents in 2004 compared to 2003 was due to cash provided by operating and financing activities, partially offset by cash used in investing activities.
      Cash provided by operating activities totaled $7.4 million. This was the combined result of the following sources: net income — $14.7 million; an increase in accrued compensation — $2.0 million due to an increase in accrued salaries, wages and employee bonuses; an increase in deferred revenue — $1.5 million as a result of higher volume of contract revenue bookings and higher contractual obligations, which are the result of increased laser sales; an increase in other accrued liabilities — $1.4 million primarily due to higher customer rebates, audit and Sarbanes Oxley consulting costs coupled with accrued travel expenses; depreciation and amortization — $1.1 million; an increase in warranty reserve — $0.6 million as a result of higher laser sales; an increase in tax benefit of stock option exercises-$0.4 million; an increase in tax payable — $0.4 million. These sources were partially offset by an increase in accounts receivable — $7.2 million which was a result of higher sales volume; an increase in inventory — $5.8 million due to increased production to accommodate growing demand for products; a decrease in accounts payable — $1.3 million due to the timing of payments to suppliers; a decrease in provision for doubtful accounts — $0.2 million due to improved collection activities; a decrease in reserve for excess and obsolete inventory — $0.1 million; and an increase in prepayments and other current assets — $0.1 million.
      Cash provided by financing activities in 2004 totaled $4.2 million. This is the result of the sales of common stock under stock option plans, employee stock purchase plans and the exercise of warrants.
      Cash used in investing activities totaled $2.9 million, of which $2.8 million was due to capital expenditures. A significant portion of total capital spending is attributable to in-progress Enterprise Resourse Planning (ERP) costs. Additional spending was in office equipment, test and production equipment, licenses and intangibles, and capitalized laser systems used by Service and Research and Development. In addition, spending on acquisition of licenses or other intangibles totaled $0.1 million.
      Laserscope has in place an asset based line of credit that provides up to $5.0 million in borrowings and expires in September 2006. Credit is extended based on eligible accounts receivable and inventory. Laserscope’s assets collateralize the credit line which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at December 31, 2004 was 5.25%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Laserscope stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2004, we had no outstanding borrowings under the line and were in compliance with all covenants.
      Capital expenditures totaled $2.8 million in 2004 and $0.9 million in 2003. During 2004, Laserscope began the implementation of a new Enterprise Resource Planning (ERP) Software. Although we will still be incurring costs related to the ERP implementation, we expect the level of capital expenditures in 2005 to be lower than that of 2004.

      Our research and development expenditures in 2004 and 2003 were $5.2 million and $4.4 million respectively. We expect the amounts spent in research and development during 2005 will be higher in absolute terms than that spent in 2004 but lower as a percentage of net revenues.
      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During the last six months of 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.
      We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	Our ability to effectively manage non-cash assets such as inventory and accounts receivable;

•	Our ability to anticipate and adapt to the changes in our industry such as new and alternative medical procedures;

•	Our ability to scale efficiently the company’s infrastructure to accommodate the current rapid growth in our business;

•	Our level of profitability; and

•	Our determination to acquire or invest in products and businesses complementary to ours.
      We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit will be sufficient to fund our operating needs for the next twelve months, additional financing will likely be required for our currently envisioned long-term needs.
      There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions
Contractual Obligations
      The impact that our contractual obligations as of December 31, 2004 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$6,673	$992	$1,842	$1,599	$2,241
Capital Leases	$52	$21	$31	—	—

Total	$6,725	$1,013	$1,873	$1,599	$2,241
Off-Balance Sheet Arrangements
      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any unconsolidated SPE transactions.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No 123 (revised 2004) (“SFAS No 123(R)”), “Share Based Payment.” SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies for interim or annual periods beginning after June 15, 2005. Laserscope has not yet completely evaluated the impact of the adoption of SFAS No 123(R).

      In November 2004, The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43. Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
RISK FACTORS
      In determining whether to invest in our Common Stock, you should carefully consider the information below in addition to all other information provided to you in this Report, including the information incorporated by reference in this Report. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose.

Demand for our products in the United States and internationally is highly dependent on satisfactory reimbursement rates from private and governmental third-party payers for procedures using our products. If we are unable to obtain and maintain satisfactory reimbursement rates, demand for our products would decline and our business, financial results and cash flows would suffer.
      The ability of our customers to obtain satisfactory reimbursement for our products and services using our products from government and third-party payers is essential to our success. Demand for certain of our products depends on government and private insurance reimbursement of hospitals and physicians for health care costs, including, but not limited to, reimbursement of capital equipment costs. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’, physicians’ and other health care providers decisions to purchase our products, adversely affecting our future sales.
      A substantial portion of our laser sales are for aesthetic procedures that are generally not subject to reimbursement by government or private health insurance. The general absence of insurance coverage for these cosmetic procedures may restrict the development of this market. Major third-party payers for health care services such as the PVP procedure using the GreenLight laser system in the United States, such as Medicare, Medicaid, private healthcare insurance and managed care plans, and in our key international markets such as the European Union and the Asia-Pacific region continue to work to contain healthcare costs. Public and private initiatives to limit the growth of healthcare costs, including price regulation, are underway in the U.S. and our key international markets. Implementation of healthcare reforms in these significant markets may limit the price of, or the level at which reimbursement is provided for our products.

The current Facility Fee reimbursement for PVP in the United States could be reduced, eliminated or utilized by a competitor.
      Demand in the United States for our GreenLight laser system and disposable fibers is highly dependent on the reimbursement rate established for the PVP procedure when it is performed in the hospital site of service, which is established by the Centers for Medicare and Medicaid Services (“CMS”) under an Ambulatory Payment Classification (“APC”) reimbursement code. The APC code applicable to the PVP procedure has varied in recent years. In November 2002, CMS announced its final rule with respect to APC reimbursement codes to be implemented in January 2003. One of the APC codes, known as the “Facility Fee”, that was affected was used by hospitals to bill Medicare for the PVP procedure. In February 2003, CMS issued a technical correction to this APC code which represented the reimbursement under this code for 2003. The reimbursement rate for this code reduced the amount paid to the hospital for the PVP procedure by approximately 19% for the hospital site of service for Medicare patients compared to the reimbursement during 2002. In November 2003, CMS notified Laserscope that its application for assignment of PVP to a new technology APC had been accepted. CMS determined that PVP met the new technology APC qualification criteria and assigned a new APC code effective April 1, 2004 for PVP and other similar procedures. The national average Facility Fee reimbursement rate under the new technology APC is $3,750. The rate is scheduled to be maintained until March 31, 2006, at which time CMS may assign a new reimbursement value to the procedure based on data accumulated during the two-year assessment period or may re-assign PVP to an existing APC code. There can be no assurance that the current rate will be maintained, raised or lowered. Additionally, the new technology APC is not solely specific to Laserscope’s products and can be used by other technologies that meet the requirements of the APC coding guidelines. If a competitor were able to obtain reimbursement under the current APC code for the PVP procedure using its product, demand for our product could be reduced and our financial results could suffer.

Physician Fee Schedule reimbursement for PVP in the United States remains uncertain.
      Demand in the U.S. for our GreenLight laser system and disposable fibers is also highly dependent on the physician reimbursement rates applicable to the PVP procedure under the national physician’s Fee Schedule determined by CMS. We believe that physicians may obtain reimbursement for PVP procedures pursuant to the Fee Schedule under two reimbursement codes, including one applicable to the office site of service and the other applicable to the hospital or ambulatory surgery site of service. Each of these reimbursement codes may not provide physicians a reimbursement level and reimbursement structure reflecting the actual time, effort and resource costs associated with the procedure, which would discourage physicians from performing the PVP procedure. Should CMS reduce the current codes under the Fee Schedule relative to other procedures it will likely negatively affect PVP adoption. Failure to adequately and fairly reimburse physicians, hospitals and ambulatory surgery centers for the PVP procedure in all sites of service will impair adoption of the PVP procedure, reduce demand for our products and harm our financial performance. CMS reimbursement decisions regarding the physician Fee Schedule for PVP in any site of service remain uncertain and could result in maintenance of the current reimbursement structure or a decrease in reimbursement rates, or an upward adjustment, affecting PVP procedural volume and sales of our products.

PVP physician reimbursement is typically lower, on a per-procedure basis, compared to other BPH therapies.
      The current national average rate of reimbursement paid to physicians for performing the PVP procedure on a per-procedure basis is, in some cases, substantially lower than the reimbursement rate paid for performing certain other BPH therapies on a per-procedure basis. While we believe that this disparity results in physicians and hospitals not being reimbursed commensurate with the necessary resources and work required to do the PVP procedure in all sites of service currently being used by physicians, there can be no assurance that CMS will adjust reimbursement rates to address this disparity. Further, there can be no assurance that physician reimbursement for these other therapies will not be maintained at current levels or raised relative to reimbursement for PVP or that the physician reimbursement for PVP will be maintained at current levels or increased relative to other BPH therapies. The adoption rate of the PVP procedure in the United States is highly dependent upon hospital and physician economics. A substantial reduction in either the Facility Fee and/or a continuation of the disparity which currently exists between the physician reimbursement for certain other BPH therapies and that for PVP could cause a reduction in the adoption of PVP by hospitals and physicians, which would reduce demand for our products and harm our business.

If we are not able to protect our intellectual property adequately, we will lose a critical competitive advantage, which will reduce our revenues, profits and cash flows.
      Our patents, copyrights, trademarks, trade secrets and other intellectual property are critical to our success. We hold several patents issued in the United States, generally covering surgical laser systems, delivery devices, calibration inserts and the laser resonator. We have also licensed certain technologies from others.
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
      Furthermore, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States . We have not attempted to secure patent protection in foreign countries, and the laws of some foreign countries may not adequately protect our IP as well as the laws of the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.
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

If we are unable to protect the integrity, safety and proper use of our ADDStat disposable fiber optic delivery device with the GreenLight laser system, it could result in negative patient outcomes and reduce our disposable fiber recurring revenue stream.
      Ensuring the integrity, safety and proper use of the ADDStat disposable fiber optical delivery device, referred to elsewhere in this Report as the “disposable fiber”, used with the GreenLight laser system is crucial to achieving optimal patient outcomes from the PVP procedure. With this is mind, we manufacture the ADDStat fiber using high quality materials and exacting production standards. We inspect each unit carefully to check that it conforms to our specifications and use diligent efforts to ensure that the disposable fiber is used appropriately in connection with the GreenLight laser system. However, if a third party were to produce and distribute a counterfeit version of the ADDStat fiber or an inferior substitute fiber to our customers, use of inferior materials, poor design, shoddy construction or improper handling or use of such products could result in severe adverse patient events. While we are constantly making diligent efforts to promote positive clinical outcomes by protecting the safety, integrity and proper use of our products, particularly the ADDStat fiber, one or more third party manufacturers may produce counterfeit or inferior quality fibers that our customers may, knowingly or unknowingly, purchase for use with the GreenLight laser system. In addition, it is possible that our customers may seek to violate our prohibition on reuse of fibers (or reuse inferior substitute fibers) on unwitting patients, reducing the efficacy of the procedure and exposing such patients to the risk of blood-borne pathogens such as HIV or Hepatitis C. Use of such third party fibers or misuse of our genuine ADDStat fibers could result in adverse clinical outcomes, reducing demand for PVP and decreasing demand for our products. We use a variety of methods to protect patients from inferior fibers and the reuse of our ADDStat disposable fibers, including legal and regulatory safeguards, system enabling, patient education and safety packaging among other measures. Moreover, use of counterfeit or substitute disposable fibers for use with the GreenLight laser system or unauthorized reuse of fibers, would displace sales of our ADDStat disposable fibers reducing our recurring disposable fiber revenue stream and harming our business.

We participate in competitive markets with companies that have significantly greater technical, research and development, manufacturing and marketing resources and/or who produce standard, entrenched medical technologies.
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
      Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty, orthopedics, and lithotripsy. Their products may compete for the same capital equipment funds as our products, and accordingly, these manufacturers may be considered our competitors. Generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.

If we are unable to effectively manage our growth, our business may be harmed.
      Our future success depends on our ability to successfully manage our growth. Our ability to manage our business successfully in a rapidly evolving and extremely competitive market requires an effective planning and management process. Our rates of growth in recent years have been high. Should our business continue to grow and demand for our products continue to increase at similar rates, it will increase the strain on our personnel in all aspects of our business.
      Our historical growth, international expansion, and our strategy of being the provider of the leading solutions for the treatment of BPH and aesthetic laser surgery, have placed, and are expected to continue to place, a significant strain on our managerial and financial resources as well as our financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.

Our dependence on certain single-source suppliers and certain other third parties, could adversely impact our ability to manufacture lasers.
      Certain of the components used in our laser products, including certain optical components, are purchased from single sources. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could adversely affect our ability to manufacture lasers.

Problems associated with international business operations could affect our ability to sell our products.
      As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our International revenues were 27% of total revenues in the year ended December 31, 2004 and 26% in the year end December 31, 2003. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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
      Accordingly, if these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease
      We do not engage in hedging transactions for speculative or trading purposes.

Our business has significant risks of product liability claims, which could drain our resources and exceed our insurance coverage which is limited.
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

Our products are subject to government regulation, and so we cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all, and that we won’t be subject to product recalls or warnings and other regulatory actions and penalties that could materially affect our operating results.
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
      Certain other countries require medical device manufacturers to obtain clearances for products prior to marketing the products in those countries. The requirements vary widely from country to country and are subject to change. Obtaining necessary regulatory approvals in key international markets and retaining such regulatory licenses is essential to international expansion of our business, which is an important strategic objective.
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
      Complying with applicable governmental regulations and obtaining necessary clearances or approvals can be time consuming and expensive. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sale of our products in the United States and internationally. We also cannot predict the extent or impact of future legislation or regulations in the United States and abroad.
      We are also subject to regulation under federal and state laws regarding, among other things, occupational safety, the use and handling of hazardous materials and protection of the environment. While we believe that we are in material compliance with these requirements, noncompliance with any such requirements.

As we have limited working capital, we may need additional capital that may not be available to us and, if raised, may dilute our stockholders’ ownership interest in us.
      We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.

      As of December 31, 2004, our total assets were $61.6 million and our total liabilities were $18.7 million. As of the same date, our working capital was $38.6 million and our cash and cash equivalents totaled $16.0 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.
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
      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of Laserscope common stock by Renaissance. During the last six months of 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of Laserscope common stock.
      In 2004, except for shares issued through the Company’s Employee Stock Purchase Plan and the Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 363,212 shares.
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
      We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for the next twelve months, additional financing may be required for our currently envisioned long term needs.
      Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.

We may have difficulty sustaining profitability and may experience additional losses in the future.
      Although we recorded net income of $14.7 million, $2.5 million, and $0.3 million for fiscal years 2004, 2003, and 2002 respectively, prior to 2002, we had prolonged periods of consecutive quarterly net losses. At December 31, 2004, we had an accumulated deficit of $22.3 million. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

We may be unable to respond to the rapid technological changes that often affect the markets in which we compete.
      If we fail to rapidly develop, manufacture and market technologically innovative products at acceptable costs, our operating results will suffer.
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
      Our expenditures for research and development were $5.2 million in 2004, $4.4 million and $3.8 million in each year of 2003 and 2002, respectively. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.
      Our current research and development programs are directed toward the development of new laser systems and delivery devices. We cannot assure that these markets will develop as anticipated or that our product development efforts will prove successful. Nor can we assure that such new products, if developed and introduced, will be accepted by the market.

We may become a party to a patent infringement and other intellectual property related actions or disputes, which could result in significant royalty or other payments or in injunctions that can prevent the sale of our products.
      Our industry has been characterized by frequent patent infringement and other intellectual property related action, including demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.
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
      Infringement and other intellectual property related claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from our core business. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.
      Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition, results of operations and cash flows. We have acquired businesses and technologies in the past, and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. Any future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

We may be unable to attract and retain key personnel who are critical to the success of our business
      Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth we must increase our sales force, both domestic and international, with qualified employees. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of employees. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our employees are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.
      In addition, our business and operations are substantially dependent on the performance of our key personnel, including Eric Reuter, our President and Chief Executive Officer, Bob Mathews, Group Vice President, Operations and Product Development, and Robert Mann, Group Vice President, Worldwide Sales and Marketing. We do not have formal employment agreements with Messrs. Reuter, Mathews and Mann and do not maintain “key person” life insurance policies on their lives. If such individuals were to leave or become unable to perform services for our company, our business could be severely harmed.

Our quarterly operating results may fluctuate significantly and any failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.
      A number of factors affect our quarterly financial results including the timing of shipments and orders. Our laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on our results of operations on a quarterly basis. Additionally, our fiber optic disposable devices are relatively complex assemblies requiring components that can have long lead times. Failure of suppliers to provide materials in a timely manner or other disruptions in the continuous production of these fiber optics components could have a substantially marked effect on our results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause our quarterly results to fall short of anticipated levels. Furthermore, to the extent we receive orders near the end of a quarter, we may not be able to fulfill the order during the balance of that same quarter. Moreover, we typically receive a disproportionate percentage of orders toward the end of each quarter. To the extent that we do not receive anticipated orders or orders are delayed beyond the end of the applicable quarter, our results may be adversely affected and may be unpredictable from quarter to quarter. In addition, because a significant portion of our revenues in each quarter result from orders received in that quarter, we base our production, inventory and operating expenditure levels on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected. We cannot assure that Laserscope will accomplish revenue growth or profitability on a quarterly or annual basis. Nor can we assure that revenue growth or profitability will not fluctuate significantly from quarter to quarter.

If we are unable to continue our relationship with McKesson on favorable contractual terms, our business may be harmed.
      In December 2000, Laserscope and McKesson entered into a five-year agreement whereby McKesson would obtain exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. During 2004, Sales to McKesson accounted for approximately 23% of our total revenues and at December 31, 2004, accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable. If we are unable to maintain a favorable relationship with McKesson or if McKesson encounters financial difficulties, it would have a material adverse effect on our business, financial condition, results of operations, and future cashflows.

If our products contain defects that harm our customers’ patients, it would damage our reputation, subject us to potential legal liability and cause us to lose customers and revenue.
      Laser systems and fiber optic delivery devices are inherently complex in design and manufacturing. Laser systems require ongoing regular maintenance. The manufacture of our lasers, laser products, disposable delivery devices, and systems involve highly complex and precise processes. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, our business, operating results, financial condition and customer relationships would be adversely affected.
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

Our financial results and stock price are affected by a number of factors which are beyond our control.
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
      As of March 1, 2005, we had 22,006,738 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

We are a party to legal proceedings arising in the ordinary course of business.
      Laserscope is a party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope’s financial position, results of operations, or future cash flows.

We typically assume warranty obligations in connection with the sales of our products, which could cause a significant drain on our resources if our products perform poorly.
      We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, at the request of the customer, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained.

Natural catastrophic events, such as earthquakes, or terrorist attacks may reduce our revenues and harm our business.
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
      In addition, as our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions. The effects of war or acts of terrorism could have a material adverse effect on our business, operating results, and financial condition. The terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the United States and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results, financial condition and cash flows could be materially and adversely affected.
No Dividends.
      We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on the common stock in the foreseeable future. The payment of dividends on the common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider relevant.

The exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options and warrants may result in dilution of our shareholders equity interests.
      Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under Laserscope’s stock option plans and other options and warrants.
Other Risks.
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
Interest Rate Risk
      Our exposure to market rate risk for changes in interest rates relates primarily to our cash and cash equivalents. In 2004 and 2003, we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
      On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.
Foreign Currency Risk
      International revenues were approximately 27% of total revenues in 2004 and 26% of total revenues in 2003 and 2002. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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
      Consolidated financial statements of Laserscope at December 31, 2004 and 2003, and for each of the three years ended December 31, 2004, the report of independent registered public accounting firm thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 “Selected Financial Data” and Item 15, “Exhibits, Financial Statement Schedules and reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
      Status of Management’s Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company is in the process of conducting an evaluation of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      The Company’s evaluation of its internal control over financial reporting has not yet been completed. In connection with this ongoing process, the Company has identified certain significant deficiencies and other control deficiencies. As a result of the ongoing evaluation of internal control over financial reporting, additional control deficiencies may be identified. Additionally, once we have completed our evaluation of all deficiencies (those identified to date and those which may be identified as we complete our evaluation) we may determine that the deficiencies, either alone or in combination with others, constitute one or more material weaknesses. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The existence of one or more material weaknesses at December 31, 2004 precludes management from concluding that the Company’s internal control over financial reporting was effective as of December 31, 2004, based on the criteria in the Internal Control — Integrated Framework.
      Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management’s report on internal control over financial reporting and the associated report on the audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than May 2, 2005.
      Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
      Limitations on the Effectiveness of Controls. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a definitive proxy statement prior to April 30, 2005 pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held June 10, 2005 and the information included in the Proxy Statement is incorporated herein by reference.

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
Code of Ethics
      The information required by this Item 10 is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading “Code of Ethics.”

Item 11.	Executive Compensation.
      The information required by this Item 11 is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      The information required by this Item 12 is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated by reference from the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading “Principal Auditor Fees and Services.”

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) (1) Consolidated Financial Statements:
      (2) The following financial statement schedule for the years ended December 31, 2004, 2003 and 2002 is submitted herewith:

Page

Schedule II — Valuation and Qualifying Accounts	S-1
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.3		Eighth Amended and Restated Articles of Incorporation of Registrant.(12)

3.4		By-laws of Registrant, as amended.(2)

10	.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10	.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)

10.2		1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)

10.3		1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)

10	.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(5)

10.4		401(k) Plan.(1)

10.6		Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(8)

10	.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(8)

10.10		Form of indemnification agreement.(1)

10	.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(5)

10	.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(7)

10	.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(9)

10	.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(11)

10	.11K	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(13)

Exhibit
Number		Description

10	.11L	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004.(15)

10.13		1990 Director’s Stock Option Plan and form of Option Agreement.(2)

10.14		Form of Laserscope Management Continuity Agreement, as amended.(6)

10	.14A	Form of Laserscope Management Continuity Agreement, as amended.(10)

10	.14B	Form of Laserscope Management Continuity Agreement, as amended.(14)

10.18		1995 Director’s Stock Option Plan and form of Option agreement.(4)

10	.18A	1999 Director’s Stock Option Plan.(5)

10.19		Common Stock Placement Agreement.(5)

10	.19A	Form of Common Stock Purchase Agreement.(5)

10.20		Convertible Loan Agreement.(5)

10	.20A	Amendment to Convertible Loan Agreement.(12)

10	.20B	Amendment to Convertible Loan Agreement.(13)

22.1		Subsidiaries of Registrant, as amended.(8)

23.1		Consent of Independent Registered Public Accounting Firm.(16)

25.1		Power of Attorney (See page 41).(16)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(16)

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(16)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits”, of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.

(5)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(8)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(16)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laserscope

By:	/s/ Eric M. Reuter

Eric M. Reuter
President and Chief Executive Officer
Date: March 31, 2005
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

Signature	Title	Date

/s/ Robert J. Pressley (Robert J. Pressley, Ph.D.)	Chairman of the Board of Directors	March 31, 2005

/s/ Eric M. Reuter (Eric M. Reuter)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ Dennis LaLumandiere (Dennis LaLumandiere)	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2005

/s/ James Baumgardt (James Baumgardt)	Director	March 31, 2005

/s/ Robert C. Pearson (Robert C. Pearson)	Director	March 31, 2005

/s/ Rodney Perkins (Rodney Perkins, M.D.)	Director	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS
To the Board of Directors and Shareholders
of Laserscope:
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Laserscope and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 28, 2005

LASERSCOPE
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Thousands except
	share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,954	$7,158
Accounts receivable, net	20,342	12,711
Inventories, net	19,446	13,368
Other current assets	1,471	1,315

Total current assets	57,213	34,552
Property and equipment, net	3,457	1,645
Goodwill	655	655
Other assets	264	176

Total assets	$61,589	$37,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,389	$4,094
Accrued compensation	4,365	2,360
Warranty	2,536	1,947
Other accrued liabilities	5,761	3,347
Deferred revenue	3,575	2,022
Current obligations under capital leases	21	60

Total current liabilities	18,647	13,830

Long-term liabilities:
Obligations under capital leases	31	—

Total long-term liabilities	31	—

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value:
Authorized shares — 30,000,000 at December 31, 2004 and 2003.
Issued and outstanding shares — 21,966,117 and 20,131,781 at December 31, 2004 and 2003, respectively	65,009	60,427
Accumulated deficit	(22,263)	(37,002)
Accumulated other comprehensive income/(loss)	165	(227)

Total shareholders’ equity	42,911	23,198

Total liabilities and shareholders’ equity	$61,589	$37,028

See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(Thousands, except per share amounts)
Net revenues:
Products	$86,341	$51,104	$37,262
Services	7,429	6,323	5,826

	93,770	57,427	43,088

Cost of products and services:
Products	33,298	22,942	16,832
Services	5,817	4,399	3,736

	39,115	27,341	20,568

Gross margin	54,655	30,086	22,520

Operating expenses:
Research and development	5,217	4,443	3,837
Selling, general and administrative	34,023	22,936	17,892

	39,240	27,379	21,729

Operating income	15,415	2,707	791
Interest income	39	52	10
Interest expense and other income, net	225	(40)	(392)

Income before income taxes	15,679	2,719	409
Provision for income taxes	940	202	86

Net income	$14,739	$2,517	$323

Basic net income per share	$0.70	$0.13	$0.02

Diluted net income per share	$0.65	$0.13	$0.02

Shares used in basic per share calculations	21,075	17,452	16,441

Shares used in diluted per share calculations	22,808	21,838	18,569

See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income	$14,739	$2,517	$323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,055	1,222	1,051
Tax benefit of stock option exercises	383	—	—
Amortization of debt issuance costs	—	135	134
Provision for doubtful accounts	(165)	93	115
Provision for inventory	(73)	346	134
Changes in assets and liabilities:
Accounts receivable	(7,233)	(2,204)	(1,750)
Inventories	(5,867)	(3,025)	(1,149)
Prepayments and other current assets	(68)	(326)	305
Accounts payable	(1,271)	829	1,092
Accrued compensation	1,998	327	445
Warranty	589	820	379
Deferred revenue	1,539	614	377
Other accrued liabilities	1,361	235	366
Tax payable	397	136	—

Cash provided by operating activities	7,384	1,719	1,822

Cash flows from investing activities:
Capital expenditures	(2,812)	(873)	(776)
Acquisition of licenses or other intangibles	(127)	(200)	—

Cash used in investing activities	(2,939)	(1,073)	(776)

Cash flows from financing activities:
Payment on obligations under capital leases	(10)	(117)	(101)
Proceeds from the sale of common stock under stock plans	3,691	1,565	1,197
Proceeds from the exercise of warrants	508	97	6
Repayment of shareholder notes	—	125	—
Proceeds from line of credit	—	200	7,020
Repayment of line of credit	—	(200)	(8,155)

Cash provided by (used in) financing activities	4,189	1,670	(33)

Effect of exchange rate changes on cash	162	181	240
Increase in cash and cash equivalents	8,796	2,497	1,253
Cash and cash equivalents, beginning of year	7,158	4,661	3,408

Cash and cash equivalents, end of year	$15,954	$7,158	$4,661

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$224	$67	$79
Cash paid for interest	$37	$234	$303
Non-cash financing, equipment lease	$81	$—	$60
Debenture conversion	$—	$2,850	$—
See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
			Other	Notes	Total
		Accumulated	Comprehensive	Receivable from	Shareholders’
	Common Stock	Deficit	Income/(Loss)	Shareholders	Equity

		(In thousands except share amounts)
Balance at December 31, 2001	$54,712	$(39,842)	$(1,332)	$(125)	$13,413
Components of comprehensive income:
Net income		323			323
Translation adjustments			543		543

Total comprehensive income					866
Issuance of 737,526 shares plans	1,197				1,197
Issuance of 5,000 shares upon warrant exercises	6				6

Balance at December 31, 2002	55,915	(39,519)	(789)	(125)	15,482
Components of comprehensive income:
Net income		2,517			2,517
Translation adjustments			562		562

Total comprehensive income					3,079
Issuance of 827,794 shares under stock plans	1,565				1,565
Issuance of 75,663 shares upon warrant exercises	97				97
Debenture conversion into 2,400,000 shares, net of unamortized issuance costs	2,850				2,850
Repayment of shareholder notes				125	125

Balance at December 31, 2003	60,427	(37,002)	(227)	—	23,198
Components of comprehensive income:
Net income		14,739			14,739
Translation adjustments			392		392

Total comprehensive income					15,131
Issuance of 1,471,124 shares under stock plans	3,691				3,691
Issuance of 363,212 shares upon warrant exercises	508				508
Tax benefit of stock option exercise	383				383

Balance at December 31, 2004	$65,009	$(22,263)	$165	$—	$42,911

See notes to consolidated financial statements

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business
      Laserscope (the “Company”), operates in one business segment, the medical systems business. The Company develops, manufactures, markets and supports aesthetic and surgical lasers and other surgical systems, related instrumentation and disposable supplies. The Company markets its products and services in over thirty-five countries worldwide to hospitals, outpatient surgery centers and physicians.

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

Accounts Receivable and Allowance for Doubtful Accounts
      Trade receivables are recorded at the invoiced amount and do not bear interest. We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the inevitability that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to repair or replace products under warranty at the time of sale. Service revenue is recognized as the services are provided and for service contracts on a straight-line basis over the period of the applicable service contract.
      The Company’s standard terms and conditions do not allow for product returns. However, in the past on a case by case basis, the Company has allowed the return of a small number of lasers, and as of December 31, 2004 the Company has booked an allowance to cover such laser returns. In addition, the Company is usually willing to accept returns of small-dollar accessories if the customer ordered the wrong part or quantity. The return of small-dollar accessories has an insignificant impact on revenue. The Company is able to make reasonable estimates of future returns and therefore the Company recognizes revenue on all products as they are shipped, provided that Staff Accounting Bulletin No. 104, “Revenue Recognition” criteria have been met, namely; persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured.
      Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, the Company recognizes revenue in accordance with the multiple element accounting guidance set forth in Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”. As long as the Company has vendor objective evidence of undelivered elements it defers revenue attributable to the post-shipment obligations and recognizes such revenue when the obligation is fulfilled. As of December 31, 2004, the Company had deferred revenue of approximately $77,695 and $346,365 for installations and advanced training, respectively; and as of December 31, 2003, the Company had deferred revenue of approximately $41,690 and $560,518 for installations and advanced training, respectively.
      The Company offers discounts to customers for volume purchases. These discounts are treated as a reduction in the selling price of the products purchased.
      The Company offers customers a quarterly rebate for purchases of disposable fiber optic devices for use with its GreenLight laser. The rebate is based on the volume of fibers purchased by the customer in a given quarter and the rebate rate increases as the volume increases within the quarter. The value of the rebate is treated as a reduction in revenue. Rebates are offered on a calendar quarter basis and, consequently, the Company is able to record the value of the rebates for each reporting quarter without the need to make estimates.
      The Company occasionally provides consideration (in the form of cash or free products) to existing physician customers in exchange for the existing customers performing training of potential new customers. Such consideration is treated as a sales and marketing expenses and not as a reduction of revenue. In these instances, the Company is receiving an identifiable benefit that is sufficiently separable from the original sale to the physician. Further, the Company can reasonably estimate the fair value of that benefit, based upon external market rates for similar training and physicians’ services.
      Pricing to distributors is unilaterally set in a price list generally once every two years by the Company. Volume discounts are negotiated with each distributor individually. Payment is to be made in US Dollars, unless otherwise specified by the Company. In practice, the Company does not change the currency of sale to be any currency other than US Dollars. Payment is due 45 days after product has shipped from the Company’s California plant or other such location as the Company may notify the distributor from time to time and shall exclude freight, taxes, insurance and all other transactional costs which shall be paid by distributor. Furthermore regarding payment, at its discretion the Company does not make any shipments or deliveries until a letter of credit or equivalent evidence of payment against shipping documents is available for the Company’s account at a bank or other financial institution designated by the Company. The agreement does not permit the distributor to return products, and the distributor is obligated to pay the Company regardless of whether the distributor is able to resell the product. The Company recognizes revenue upon shipment to distributors, provided that SAB 104 criteria have been met, namely: persuasive evidence of an

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, collectibility is reasonably assured. The Company’s only post-sale distributor obligations relate to standard warranty terms. Additionally, the Company has reviewed its write-off history for sales to international distributors and determined them to be insignificant.

Research and development expenditures
      Costs related to research, design and development of products are charged to research and development expense as incurred. The types of costs included in research and development expenditures include salaries, contractor fees, building costs, utilities, clinical evaluation, and material costs.

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

Inventories
      Inventories are valued using standard costing and are stated at the lower of cost (computed on a first-in, first-out basis) or market.

Net income per share
      Basic net income per share is calculated using the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares from stock options, warrants and debentures.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the computation of basic and diluted net income per common share:

	2004	2003	2002

	(Thousands, except per share data)
Basic earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$14,739	$2,517	$323
Amount allocated to holders of convertible debentures	—	(267)	(41)

Income available to common stockholders-basic	$14,739	$2,250	$282

Denominator:
Weighted average common shares outstanding used in computing basic net income per share	21,075	17,452	16,441

Basic earnings per share	$0.70	$0.13	$0.02

Diluted earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$14,739	$2,517	$323
Amount allocated to holders of convertible debentures	—	—	(41)
Addback interest on debentures	—	219	—

Income available to common stockholders-diluted	$14,739	$2,736	$282

Denominator:
Weighted average common shares outstanding used in computing basic net income per share	21,075	17,452	16,441
Add dilutive potential shares used in computing dilutive net income per share:
Assumed exercise of stock options	1,463	1,881	1,676
Assumed exercise of warrants	270	437	452
Assumed conversion of debentures	—	2,068	—

Total weighted average number of shares used in computing diluted net income per share	22,808	21,838	18,569

Diluted earnings per share	$0.65	$0.13	$0.02

      The company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and in accordance with the standard has retroactively adjusted reported earnings per share for prior periods. Amounts previously reported as basic EPS were $0.14 and $0.02 for the years ended December 31, 2003 and 2002, respectively. There was no impact on previously reported diluted EPS.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following outstanding options (prior to the application to the treasury stock method) and convertible debentures were excluded from the computation of diluted net income per common share for the years ended December 31, 2004, 2003 and 2002 because including them would have had an antidilutive effect.

	Years Ended
	December 31,

	2004	2003	2002

	(Thousands)
Options to purchase common stock	88	305	279
Debentures convertible to common stock	—	—	2,400

	88	305	2,679

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

Goodwill and intangible assets related to acquisitions
      On September 17, 2001, the Company purchased the remaining 25% minority interest in its subsidiary, Laserscope France S.A. through the exercise of a buy-out option of $555,000 which was paid through the assignment of accounts receivable. Goodwill of $655,000 arose on the acquisition. The Company adopted the rules of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) that apply to goodwill acquired after June 30, 2001 and has not amortized this goodwill. The Company performs an annual assessment at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the fair value of the reporting unit below its carrying amount, as prescribed by SFAS No. 142. No impairment charges have been recorded as of December 31, 2004.

Licenses
      The Company has acquired a technology license for use in its laser products. In 2003 and 2004 the Company paid amounts of $200,000 and $126,750, respectively in connection with the license. The license covered certain product sales previous and up to 2003. In 2003 and 2004 respectively the Company amortized $155,556 and $38,889 of the license. The Company expects to record amortization expense of approximately $38,889 per year in 2005 through 2008, at which time the license will be completely amortized. As of December 31, 2004 the net unamortized value of the license was $132,305.

Advertising expense
      Advertising costs are expensed as incurred. Advertising costs were not significant in 2004, 2003 or 2002.

Stock-based compensation
      During the year ended December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF Issue No. 96-18”). Under SFAS No. 123 and EITF Issue No. 96-18, the fair value of options granted to non-employees is estimated using the Black-Scholes option pricing model and is periodically re-measured as the options vest.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	2004	2003	2002

Net income as reported	14,739	$2,517	$323
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,244)	(1,352)	(956)

Pro forma net income (loss)	$12,495	$1,165	$(633)

Amount allocated to holders of convertible debentures	—	(267)	(41)

Pro forma net income available to common stockholders-basic	$12,495	$898	$(674)

Net income (loss) per share:
Basic-as reported	$0.70	$0.13	$0.02

Basic-pro forma	$0.59	$0.05	$(0.04)

Diluted-as reported	$0.65	$0.13	$0.02

Diluted-pro forma	$0.55	$0.05	$(0.04)

      Pro forma information regarding net loss and net loss per share as if the Company accounted for its employee stock options granted subsequent to December 15, 1994 under the fair value method is calculated based on the fair value of the option grants at the date of grant using a Black-Scholes single option pricing model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	3.26%	2.60%	3.20%
Dividend yield	—	—	—
Volatility	0.84	0.85	1.16
Expected life (in years)	4.45	4.13	3.50
      The weighted average per share grant date fair values of employee stock options granted in 2004, 2003, and 2002 were $16.01, $5.35 and $3.39, respectively.
      Pro forma compensation expense with respect to the Company’s 1999 Employee Stock Purchase Plan is estimated using the fair value of the employees’ purchase rights under the Black-Scholes model with the following weighted average assumptions:

	2004	2003	2002

Risk free interest rate	1.15%	1.12%	1.78%
Dividend yield	—	—	—
Volatility	0.66	0.63	0.87
Expected life (in years)	0.50	0.50	0.50
      The weighted average per share fair values of those purchase rights granted in 2004, 2003 and 2002 were $8.79, $1.66 and $1.15, respectively.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income
      Comprehensive income is defined as the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. For the years ended December 31, 2004, 2003 and 2002, comprehensive income comprised of net income and foreign currency translation adjustments.

Reclassifications
      Certain amounts in prior fiscal years have been reclassified to conform with the presentation adopted in the current fiscal year.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No 123 (revised 2004) (“SFAS No 123(R)”), “Share Based Payment.” SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies for interim or annual periods beginning after June 15, 2005. The Company has not yet completely evaluated the impact of the adoption of SFAS No 123(R).
      In November 2004, The FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43. Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

2.	Segment information
      The Company’s revenue base is derived from the sales of interrelated products and services on a world-wide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by or allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, the Company has concluded that it contains only one reportable segment, which is the medical systems business.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

	2004	2003	2002

	(In thousands)
By similar products and services
Lasers & instrumentation	$56,958	$37,568	$29,842
Disposables	29,383	13,536	7,420
Service	7,429	6,323	5,826

Total	$93,770	$57,427	$43,088

By major geographic area(1)
United States	$68,390	$42,398	$31,714
Europe(2)	19,893	11,221	8,584
Asia Pacific(2)	4,862	3,214	2,380
Rest of world(2)	625	594	410

Total	$93,770	$57,427	$43,088

(1)	Based on the location of the external customer.

(2)	Individual countries within each of these geographic regions represent less than 10% of total revenues.
      Location of long lived assets by major geographic area at December 31 were:

	2004	2003	2002

	(In thousands)
United States	$3,461	$1,553	$1,957
France	820	859	710
United Kingdom	95	64	76

	$4,376	$2,476	$2,743

3.	Receivables and Allowance for Doubtful Accounts
      Accounts receivable at December 31 consisted of:

	2004	2003

	(In thousands)
Trade accounts receivable	$20,359	$12,967
Other	87	12
Less: allowance for doubtful accounts	(104)	(268)

Total receivables	$20,342	$12,711

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories
      Inventories at December 31 consisted of:

	2004	2003

	(In thousands)
Raw materials	$9,120	$6,356
Work-in-process	6,330	3,213
Finished goods	3,996	3,799

	$19,446	$13,368

5.	Property and Equipment
      Property and equipment at December 31 consisted of:

	2004	2003

	(In thousands)
Machinery and equipment	$5,436	$4,773
Office equipment and furniture	9,189	7,950
Leasehold improvements	1,273	1,258
Software	3,551	2,601

	19,449	16,582
Less accumulated depreciation and amortization	(15,992)	(14,937)

	$3,457	$1,645

      Depreciation and amortization expense for property and equipment in 2004, 2003 and 2002 was approximately $1,087,000, $958,000 and $981,000 respectively.

6.	Warranty and Service Contracts

Warranty
      The Company has a direct field service organization that provides service for products. The Company generally provides a twelve month warranty on laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. The Company’s warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on laser systems. Under provisions of this guarantee, at the request of the customer, we extend the terms of the related warranty or service contract if specified system uptime levels are not maintained.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

(In thousands)
Warranty Reserve
Balance, December 31, 2002	$1,127
Add: Accruals for warranties issued in 2003	2,659
Accruals related to pre-existing warranties	100
Less: Settlements made during the period	(1,939)

Balance, December 31, 2003	$1,947
Add: Accruals for warranties issued in 2004	3,275
Accruals related to pre-existing warranties	—
Less: Settlements made during the period	(2,686)

Balance, December 31, 2004	$2,536

Service Contracts
      Deferred service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. Costs are recognized as incurred.

(In thousands)
Deferred Contract Revenue
Balance, December 31, 2002	$1,391
Add: Payments received	4,117
Costs incurred under service contracts	2,527
Less: Revenue recognized	(3,673)
Settlements made during the period	(2,527)

Balance, December 31, 2003	$1,835
Add: Payments received	5,992
Costs incurred under service contracts	3,526
Less: Revenue recognized	(4,891)
Settlements made during the period	(3,526)

Balance, December 31, 2004	$2,936

7.	Line of Credit
      The Company has in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on the Company’s eligible accounts receivable and inventory. At December 31, 2004, the Company had approximately $5.0 million in borrowing capacity and no borrowings, resulting in $5.0 million of unused borrowing capacity. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at December 31, 2004 was 5.25%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of December 31, 2004 and 2003, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Commitments and Contingencies

Lease Obligations
      The Company leases certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

	2004	2003

	(In thousands)
Leased equipment (Primarily office equipment and software)	$1,738	$1,656
Accumulated amortization	(1,601)	(1,580)

	$137	$76

      There were $81,000 of additions to leased equipment in 2004, zero in 2003 and $172,000 in 2002.
      Amortization of equipment under capital leases of $21,000 is included in depreciation expense.
      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,859,000, $1,938,000, and $1,746,000 in the years ended December 31, 2004, 2003 and 2002, respectively.
      Future minimum lease payments under capital and operating leases were as follows at December 31, 2004:

	Capital	Operating
	Leases	Leases

	(In thousands)
2005	$21	$992
2006	31	960
2007	—	882
2008	—	838
2009 and beyond	—	3,001

	$52	$6,673

Less amount representing interest	(1)

Present value of future minimum lease payments	51

Less current portion	21

	$30

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

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for the Company to obtain directors’ and officers’ insurance. The Company currently has directors’ and officers’ insurance.

Contingencies
      The Company is at times a party to legal proceedings arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against the Company, management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on the Company’s financial position or results of operations or future cash flows. Legal fees in connection with loss contingencies are recognized as the fees are incurred.

9.	Convertible Subordinated Debentures
      In February of 2000, the Company sold $3 million of 8.00% convertible debentures in a private placement. The debentures were originally scheduled to mature in February 2007 and interest was paid monthly. The debentures were convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously repurchased, into 2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In connection with the sale of the convertible debentures, the Company issued warrants to purchase 240,000 shares of the Company’s common stock at $1.50 per share. The warrants expire in 2005. The value of the warrants of $311,000 was amortized as interest expense in the statement of operations over the original term of the debentures.
      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of the Company’s common stock at $1.25 per share. During the last six months of 2003, the holders converted the remaining $2.6 million of debentures into 2,080,000 shares of the Company’s common stock. Upon conversion, of the remaining debentures, $150,054 of remaining unamortized issuance and warrants costs were transferred to additional paid-in capital.

10.	Shareholders’ Equity
      The Company has 30,000,000 shares of no par value common stock authorized. In addition, the Company has authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by the Company’s Board of Directors.

Warrants
      In connection with common stock and convertible debenture issuances in 2000, the Company issued 458,875 warrants to purchase the Company’s common stock at prices ranging from $1.25 to $1.50 per share. The warrants expire in 2005. As of December 31, 2004, there remained 10,000 warrants outstanding.

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
      The 1994 Stock Option Plan expired by its term with respect to future grants in 2004.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1999 Retention Stock Option Plan
      During 1999, the Company adopted a stock option plan under which the Board of Directors may grant non-statutory options to purchase shares of common stock to non-officer employees of the Company at a price not less than the fair value of the shares as of the date of grant. Options issued pursuant to the 1999 plan vest and become exercisable over periods of up to four years and expire five to ten years after the date of grant.
      The Company has reserved 698,000 shares of common stock of which there were 8,022 shares available for issuance pursuant to its 1999 Retention Stock Option Plan as of December 31, 2004.

2004 Stock Option Plan
      During 2004, the Company adopted a stock option plan under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees of the Company at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 2004 plan vest and become exercisable over periods of up to four years and expire five to ten years after the date of grant.
      The Company has reserved 400,000 shares of common stock of which there were 133,025 shares available for issuance pursuant to its 2004 stock option plan as of December 31, 2004.

Directors’ Stock Option Plans
      The Company has reserved an aggregate of 840,000 shares of its common stock for issuance pursuant to its 1999 and 1995 Directors’ Stock Option Plans. Under these plans, non-employee directors of the Company have been granted options to purchase up to 105,000 shares (45,000 shares pursuant to the 1995 plan and 60,000 shares pursuant to the 1999 plan) of the Company’s common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 260,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at December 31, 2004.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity in the Company’s stock option plans during the years ended December 31, 2004, 2003 and 2002:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, January 1, 2002	3,188,405	$1.73
Granted	572,800	$4.44
Exercised	(603,266)	$1.42
Canceled	(302,623)	$3.78

Balance, December 31, 2002	2,855,316	$2.12
Granted	556,583	$8.50
Exercised	(740,841)	$1.49
Canceled	(77,701)	$3.53

Balance, December 31, 2003	2,593,357	$3.63
Granted	337,250	$24.49
Exercised	(1,407,038)	$2.09
Canceled	(66,076)	$14.78

Balance, December 31, 2004	1,457,493	$9.44

      The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for the Company’s stock option plans at December 31, 2004:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 1.03-$ 1.50	68,075	4.05	$1.46	66,844	$1.46
$ 1.60-$ 1.60	148,675	1.55	$1.60	93,260	$1.60
$ 1.62-$ 3.50	169,450	2.87	$2.36	116,065	$2.10
$ 3.66-$ 4.52	178,138	4.29	$4.18	86,052	$4.16
$ 4.65-$ 5.05	181,966	3.18	$4.90	60,512	$4.90
$ 5.25-$ 7.53	135,802	2.47	$5.55	60,985	$5.50
$ 9.91-$ 9.91	219,592	3.64	$9.91	63,480	$9.91
$14.33-$16.42	30,732	3.87	$15.38	16,254	$16.03
$21.33-$24.42	237,538	8.34	$22.09	15,564	$23.44
$31.20-$31.25	87,525	9.78	$31.22	5,584	$31.25

$ 1.03-$31.25	1,457,493	4.41	$9.44	584,600	$4.98

     1999 Employee Stock Purchase Plan
      During 1999, the Company adopted its 1999 Employee Stock Purchase Plan under which qualified employees can purchase up to a specified maximum amount of the Company’s common stock through payroll deductions at 85% of its fair market value. The 1999 Employee Stock Purchase Plan replaced the 1989 Employee Stock Purchase Plan which expired in July 1999. The Company has reserved 750,000 shares of

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2004, approximately 615,000 shares had been purchased.

11.	Employee Savings and Investment Plan
      In October 1989, the Company adopted a 401(k) savings and investment plan, which covers all employees. The Company’s contributions to the plan have been 50% matching of employee contributions up to 5% of each employee’s base compensation and were approximately $226,000, $201,000, and $173,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

12.	Income Taxes
      The geographic distribution of net income before provision for taxes was as follows (in thousands):

	2004	2003	2002

United States income before provision for taxes	$14,894	$3,077	$455
Foreign income before provision for taxes	785	(358)	(46)

Net income before provision for taxes	$15,679	$2,719	$409

      Significant components of the provision for income taxes were as follows (in thousands):

	2004	2003	2002

Current:
Federal taxes	$613	$91	$—
State taxes	144	35	16
Foreign taxes	183	76	70

Total Provision for Income Taxes	$940	$202	$86

      Income taxes differ from the amount computed by applying the statutory federal income tax rate of 35% to income before taxes. The reasons for the differences and the tax effect of each are as follows (in thousands):

	2004	2003	2002

Computed expected tax	$5,488	$951	$143
Operating loss with no carryback benefit	—	252	95
Benefit of net operating loss carryforward	(5,098)	(1,055)	(213)
State income tax	94	35	16
Foreign taxes in excess of U.S. rate	177	(53)	(9)
Other	279	72	54

Provision for income taxes	$940	$202	$86

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax asset consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$17,645	$8,505
General business credit carry forwards	1,732	2,483
Inventory reserves and adjustments	1,072	1,243
Other accruals and reserves not currently deductible for tax purposes	1,708	2,012
Capitalized research and development	321	497
Depreciation & amortization	386	969

Total deferred tax assets	22,864	15,709
Less valuation allowance	(22,864)	(15,709)

Net deferred tax asset	$—	$—

      The valuation allowance increased by approximately $7,155,000 in 2004 and decreased by approximately $61,000 in 2003. As of December 31, 2004 the valuation allowance includes an approximate $16,068,000 tax benefit associated with stock option deductions. This amount will be credited to shareholder’s equity when the tax benefit is realized.
      Payment for the current year federal and state income tax will be lower than the tax expenses of $613,000 and $144,000, respectively, reduced by approximately $380,000 due to the tax benefit of stock option deductions recorded in the current year.
      The Company has evaluated the need for a valuation allowance for the deferred tax assets in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”. As of December 31, 2004, the company had no ability to realize its deferred tax assets through carry backs or available tax planning strategies. Additionally, based on cumulative taxable losses (due primarily to tax impact from stock option exercises) the Company has sustained in the three years ended December 31, 2004 and the current economic uncertainty in the Company’s industry that limits the Company’s ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to the Company’s net deferred tax assets was recorded as of December 31, 2004.
      As of December 31, 2004, the Company has net operating loss carry forwards of approximately $46.0 million and $17.7 million for federal and state tax purposes, respectively. If not utilized, these carry forwards will begin to expire in 2006 for federal and in 2005 for state purposes. As of December 31, 2004, the Company also has foreign net operating loss carry forwards of approximately $1.9 million that will begin to expire in 2005.
      The Company has research and development tax credit carry forwards of approximately $0.9 million and $1.2 million for federal and state purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning in 2005. The California credit can be carried forward indefinitely.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in certain situations where changes occur in the stock ownership of a company. The Company has performed a review of its changes in stock ownership and does not believe the use of its net operating losses or tax credit carry forwards would be restricted.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Instruments With Market Risk and Concentrations of Customer and Credit Risk
      The Company’s trade receivables are made up of amounts due from its health care industry customers, primarily in the United States of America, Europe and the Pacific Rim. The Company’s credit evaluation and collection practices and the relative lack of concentration as well as geographical dispersion of customer accounts comprising its accounts receivable in the opinion of management substantially alleviate the concentration of credit risk. In 2004, 2003 and 2002, the Company’s United States distributor, McKesson, made purchases from the Company of approximately $21.6 million, $17.7 million and $12.6 million which was 23%, 31% and 29% of total 2004, 2003 and 2002 revenue, respectively. The Company had no other customers whose purchases were 10% or more of annual revenue. At December 31, 2004 and 2003, McKesson’s accounts receivable balance was approximately $5.1 million and $2.7 million which represented 25% and 21% of the Company’s total net accounts receivable respectively. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, such losses have been within management’s expectations.
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
      The Company maintains its cash and cash equivalents in accounts with major financial institutions in the United States of America and in countries where subsidiaries operate, in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company does not engage in hedging or other derivative security transactions for speculative or trading purposes.
      The Company is subject to risks common to companies in the medical device industry including, but not limited to dependence on key personnel and component suppliers, protection of proprietary technology, compliance with government regulations, uncertainty of market acceptance of products, product liability and the need to obtain additional financing.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

	(In thousands, except per share data)
2004
Net revenues	$18,750	$21,434	$24,156	$29,430
Gross margin	10,669	12,329	14,407	17,250
Net income	2,214	2,988	4,353	5,184
Basic net income per share	0.11	0.14	0.20	0.24
Diluted net income per share	0.10	0.13	0.19	0.23
2003
Net revenues	$12,456	$12,862	$14,293	$17,816
Gross margin	6,335	6,522	7,577	9,652
Net income	135	348	533	1,501
Basic net income per share	0.01	0.02	0.03	0.08
Diluted net income per share	0.01	0.02	0.02	0.07
      The company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and in accordance with the standard has retroactively adjusted reported earnings per share for prior periods.

SCHEDULE II
LASERSCOPE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Descriptions	of Period	Additions	Deductions	Period

	(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2002	$374	$115	$186	$303

Year ended December 31, 2003	$303	$93	$127	$268

Year ended December 31, 2004	$268	$229	$394	$104

Reserve for excess and obsolete inventory:
Year ended December 31, 2002	$2,514	$134	$357	$2,291

Year ended December 31, 2003	$2,291	$288	$713	$1,866

Year ended December 31, 2004	$1,866	$151	$224	$1,793

Valuation allowance for deferred tax assets:
Year ended December 31, 2002	$17,070	$—	$1,300	$15,770

Year ended December 31, 2003	$15,770	$—	$61	$15,709

Year ended December 31, 2004	$15,709	$7,155	$—	$22,864

S-1

EXHIBIT INDEX

Exhibit
Number		Description

3.3		Eighth Amended and Restated Articles of Incorporation of Registrant.(12)

3.4		By-laws of Registrant, as amended.(2)

10	.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(2)

10	.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(3)

10.2		1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(1)

10.3		1989 Employee Stock Purchase Plan and form of Subscription Agreement.(2)

10	.3A	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(5)

10.4		401(k) Plan.(1)

10.6		Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(8)

10	.6A	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(8)

10.10		Form of indemnification agreement.(1)

10	.11G	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(5)

10	.11H	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(7)

10	.11I	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(9)

10	.11J	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(11)

10	.11K	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(13)

10	.11L	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004.(15)

10.13		1990 Director’s Stock Option Plan and form of Option Agreement.(2)

10.14		Form of Laserscope Management Continuity Agreement, as amended.(6)

10	.14A	Form of Laserscope Management Continuity Agreement, as amended.(10)

10	.14B	Form of Laserscope Management Continuity Agreement, as amended.(14)

10.18		1995 Director’s Stock Option Plan and form of Option agreement.(4)

10	.18A	1999 Director’s Stock Option Plan.(5)

10.19		Common Stock Placement Agreement.(5)

10	.19A	Form of Common Stock Purchase Agreement.(5)

10.20		Convertible Loan Agreement.(5)

10	.20A	Amendment to Convertible Loan Agreement.(12)

10	.20B	Amendment to Convertible Loan Agreement.(13)

22.1		Subsidiaries of Registrant, as amended.(8)

23.1		Consent of Independent Registered Public Accounting Firm.(16)

25.1		Power of Attorney (See page 41).(16)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. section 1350.(16)

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. section 1350.(16)

(1)	Incorporated by reference to identically numbered exhibits filed in response to Item 16(a), “Exhibits”, of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(2)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.

(4)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.

(5)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(6)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.

(7)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.

(8)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

(10)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

(11)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

(12)	Incorporated by reference to identically numbered exhibits filed in response to Item 14(a)(3), “Exhibits”, of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(13)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

(14)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

(15)	Incorporated by reference to identically numbered exhibits filed in response to Item 6(a), “Exhibits”, of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

(16)	Filed herewith.