Form 10-K/A
period 2004-12-31
LASERSCOPE
filed 2005-05-06
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE
ITEM 9A. CONTROLS AND PROCEDURES
SIGNATURES
Report of Independent Registered Public Accounting Firm
EXHIBIT INDEX
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANTORY NOTE:

On April 29, 2005, Laserscope (the “Company”) filed Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), to amend its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Filing”) in accordance with the Securities and Exchange Commission Exemptive Order #34-50754, to:

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

This Amendment No. 2 on Form 10-K/A, which amends and restates Amendment No. 1, is being filed to correct an inadvertent error in the lead-in clause to section 4 of the certifications filed as Exhibits 31.1 and 31.2 to Amendment No. 1. There are no other changes to these certifications or Amendment No. 1.

Except as described above, this Amendment No. 2 on Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

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

LASERSCOPE
Date: May 6, 2005	By:	/s/ Eric M. Reuter
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