Form 10-Q
period 2005-03-31
LASERSCOPE
filed 2005-05-10
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005

or

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2005 was 22,067,159.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

Laserscope

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
(thousands)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$21,970	$15,954
Accounts receivable, net	22,245	20,342
Inventories, net	22,849	19,446
Other current assets	1,488	1,471

Total current assets	68,552	57,213

Property and equipment, net	3,789	3,457
Goodwill	655	655
Other assets	270	264

Total assets	$73,266	$61,589

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,116	$2,389
Accrued compensation	3,952	4,365
Warranty	2,605	2,536
Other accrued liabilities	5,554	5,761
Deferred revenue	5,734	3,575
Other current liabilities	21	21

Total current liabilities	23,982	18,647

Long-term liabilities:
Obligations under capital leases	25	31

Total long-term liabilities	25	31

Contingencies (see note 7)
Shareholders’ equity:
Common stock	66,512	65,009
Accumulated deficit	(17,300)	(22,263)
Accumulated other comprehensive income	47	165

Total shareholders’ equity	49,259	42,911

Total liabilities and shareholders’ equity	$73,266	$61,589

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31,
(thousands, except per share amounts)	2005	2004

Net revenue	$28,177	$18,750
Cost of sales	10,577	8,082

Gross margin	17,600	10,668

Operating expenses:
Research and development	1,518	1,239
Selling, general and administrative	9,945	6,815

Total operating expenses	11,463	8,054

Operating income	6,137	2,614
Interest income/(expense) and other, net	79	(69)

Income before income taxes	6,216	2,545

Provision for income taxes	1,253	331

Net income	$4,963	$2,214

Basic net income per share	$0.23	$0.11

Diluted net income per share	$0.22	$0.10

Shares used in basic per share calculations	22,009	20,342

Shares used in diluted per share calculations	22,986	22,682

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(thousands)	2005	2004

Cash flows from operating activities:
Net income	$4,963	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	241
Provision for doubtful accounts	89	138
Provision for excess and obsolete inventory	15	297
Changes in assets and liabilities:
Accounts receivable, net	(2,079)	(92)
Inventories	(3,479)	(1,600)
Prepayments and other current assets	(85)	(169)
Accounts payable	3,169	(1,439)
Accrued compensation	(402)	760
Warranty	68	10
Deferred revenue	2,170	291
Other current liabilities	199	170
Tax payable	266	230

Net cash provided by operating activities	5,258	1,051

Cash flows from investing activities:
Acquisition of property and equipment	(694)	(186)
Acquisition of intangibles and licenses	(15)	(32)

Net cash used in investing activities	(709)	(218)

Cash flows from financing activities:
Payments on obligations under capital leases	(5)	(15)
Proceeds from the sale of common stock under stock plans	1,488	697
Proceeds from warrants exercised	15	—

Net cash provided by financing activities	1,498	682

Effect of exchange rate changes on cash	(31)	27
Net increase in cash and cash equivalents	6,016	1,542
Cash and cash equivalents, beginning of period	15,954	7,158

Cash and cash equivalents, end of period	$21,970	$8,700

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5	$20
Income taxes	$20	$96

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:

1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include Laserscope (the “Company,” “management,” “we,” “us,” “our”) and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We suggest that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.

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

Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2005	2004
Net income as reported	$4,963	$2,214
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	(366)

Pro forma net income	$4,331	$1,848

Net income per share:
Basic-as reported	$0.23	$0.11

Basic-pro forma	$0.20	$0.09

Diluted-as reported	$0.22	$0.10

Diluted-pro forma	$0.19	$0.08

3. Inventories

Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004

Sub-assemblies and purchased parts	$11,282	$9,120
Work-in-process	6,424	6,330
Finished goods	5,143	3,996

	$22,849	$19,446

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

	Three months ended
	March 31,
Warranty Reserve (in thousands)	2005	2004

Balance at beginning of period	$2,536	$1,947

Add: Accruals for warranties issued	753	546
Accruals related to pre-existing warranties	31	12

Less: Settlements made during the period	(715)	(548)

Balance at end of period	$2,605	$1,957

Service Contracts

Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

	Three months ended
	March 31,
Deferred Service Contract Revenue (in thousands)	2005	2004

Balance at beginning of period	$2,936	$1,834

Add: Payments received	1,479	1,447
Costs incurred under extended service contracts	944	762

Less: Revenue recognized	(1,350)	(1,141)
Settlements made under extended service contracts during the period	(944)	(762)

Balance at end of period	$3,065	$2,140

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

	Three months ended
	March 31,
(thousands)	2005	2004

Numerator:
Net income used in computing basic and diluted net income per share	$4,963	$2,214

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	22,009	20,342

Add: Dilutive potential common shares used in computing dilutive net income per share	977	2,340

Total weighted average number of shares used in computing diluted net income per share	22,986	22,682

The following outstanding options (prior to the application of the treasury stock method) were excluded from the computation of diluted net income per common share for the periods ended March 31, 2005 and 2004 because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
(thousands)	2005	2004

Options to purchase common stock	87	58

	87	58

6. Comprehensive income

Total comprehensive income during the periods ended March 31, 2005 and 2004 consisted of (in thousands):

	Three months ended
	March 31,
	2005	2004

Net income	$4,963	$2,214
Translation adjustments	(118)	109

Comprehensive income	$4,845	$2,323

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

9. Income Taxes

Provision for income taxes increased $922.000, from $331,000 to $1,253,000 for the three months ended March 31, 2005 compared to the corresponding period in 2004. The effective tax rate in the three month period ending March 31, 2005 was approximately 20% compared to the 13% in the corresponding period in 2003. The difference in the rates is due to a lower relative benefit of net operating loss carry forwards in the first quarter of 2005.

Management has evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Due to experiencing only a short history of profitability, management does not believe the weight of evidence exceeds the threshold of “more likely than not” not as required by SFAS No. 109 and a full valuation allowance was appropriate at March 31, 2005 and 2004. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

10. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No 123 (revised 2004) (“SFAS No 123(R)”), “Share Based Payment.” SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies for reporting periods beginning with the next fiscal year after June 15, 2005. Laserscope has not yet completely evaluated the impact of the adoption of SFAS No 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTORY STATEMENT

Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2004 under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to publicly release any revision to the forward-looking statements after the date of this document.

Overview.

Laserscope is a leading provider of medical laser systems for surgical and aesthetic applications. Founded in 1982, we are a pioneer developer of innovative technologies with over 8000 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of lasers including KTP/532, Nd: YAG, and ER: Yag and other light-based systems and related energy delivery devices for medical applications.

Laserscope primarily serves the needs of two medical specialties: urology and aesthetic surgery. Our GreenLight™ laser system, offers a treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty.

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

During the first quarter of 2005, our revenues and net income grew substantially compared to the corresponding period in 2004 as a result of continued growth in sales of our main urology products, the GreenLight laser system and disposable fiber optic delivery devices, which offset a decline in sales of our aesthetic products. Our reported revenue for the quarter ended March 31, 2005 was $28.2 million, a 50% increase as compared to total revenues of $18.8 million in the first quarter of 2004, and net income in the first quarter of 2005 was $5 million, or $0.22 per diluted share, a 124% increase when compared to net income of $2.2 million, or $0.10 per diluted share, in the first quarter of 2004. We expect revenues in our urological products, fueled by sales of the GreenLight laser system and disposable fibers, will continue to grow at a faster rate than our aesthetic products in 2005. However, as a result of the purchasing cycles of our international customers, revenues from the sales of disposable fibers outside of the United States have historically fluctuated sequentially. We expect to continue to see this fluctuation in future quarters.

Sales of our aesthetic products were adversely impacted by disruptions resulting from implementation of several structural changes to our aesthetic sales organization during the first quarter of 2005. In addition, intense competition in the market for light-based cosmetic treatment devices, which is characterized by low barriers to entry and marginal technological differentiation among product offerings, continued to create price pressure on our aesthetic products. We intend to address this challenge by focusing on the key features of, and the mix within, our product offerings affecting the value proposition to the customer, in particular the speed and comfort of light-based aesthetic treatments. There can be no assurance that our existing products and newly offered products will be competitive in an increasingly difficult market for light-based cosmetic treatment devices.

Adoption of the PVP procedure continued to grow in the first quarter of 2005 both domestically and internationally and we expect this trend to continue in 2005. Our priority in the urology segment of our business is to establish the PVP procedure using the GreenLight laser system as the worldwide standard for treating BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. As a result, we continued to make significant investments in sales, marketing and professional education and training in the first quarter of 2005, and intend to continue to do so in 2005. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially greater than the U.S. market offers great promise but also a greater variety of challenges and uncertainties than our domestic efforts, which are discussed in greater detail in the “Risk Factors” section below.

Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the domestic BPH market. Obtaining government approvals of the PVP procedure as well as securing satisfactory reimbursement rates from public and private payers in the various foreign countries where we have introduced the GreenLight laser system will be important for our future success in those markets as well. As a result, we will continue to work diligently to obtain satisfactory health care reimbursement in our key domestic and international markets. Our sensitivity to public and private payer reimbursement rates makes us subject to a variety of risks and uncertainties, which are discussed in greater detail in the “Risk Factors” section below.

Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the quarters ended March 31, 2005 and 2004 (in thousands, except percentages):

	Three months ended
	March 31, 2005		March 31, 2004%
	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers & Instrumentation	$13,802	49%	11,663	62%	18%
Disposable supplies	12,438	44%	5,319	28%	134%
Service	1,937	7%	1,768	10%	10%

Total net revenues	28,177	100%	18,750	100%	50%

Gross margin	17,600	62%	10,668	57%	65%

Operating expenses:
Research & development	1,518	5%	1,239	7%	23%

Selling, general & administrative	9,945	35%	6,815	36%	46%
Net income	$4,963	18%	$2,214	12%	124%

(a)	expressed as a percentage of total net revenues.

Revenues from the sales of lasers and instrumentation increased 18% during the three months ended March 31, 2005 compared to the same period in 2004. The increase primarily was driven by a higher volume of GreenLight™ surgical lasers sold. First quarter 2005 revenue shipments of GreenLight lasers were 90 units, which is an approximate 84% increase over first quarter 2004 shipments of 49 units. GreenLight backlog decreased 3 unit from December 31, 2004 to 10 units at March 31, 2005 First quarter 2005 worldwide aesthetic laser and instrumentation revenues decreased 15% compared to the same period in 2004. The decrease is due to lower average selling prices and decreased domestic aesthetic volume, partially offset by increased international aesthetic laser volume. Domestic aesthetic laser sales were adversely impacted by several structural changes implemented in the Company’s aesthetic sales organization in the early pact of the first quarter in 2005. We believe that we will see moderate increases in our sales of lower-priced office-based aesthetic lasers in the worldwide market due to a strong distribution channel with McKesson, the Q1 2005 structural changes, and the introduction of the Solis™ IPL device. The Solis, introduced at the American Academy of Dermatology Annual Meeting, in February, 2005, is FDA-cleared for permanent hair reduction and skin rejuvenation. We also believe we will see a continued trend of increasing GreenLight laser shipments.

Revenues from the sales of disposable supplies increased 134% during the three months ended March 31, 2005 compared to the corresponding period in 2004. This increase was driven by an increase in shipments of disposable fiber-optic devices of approximately 9,900 units.

Increased GreenLight fiber sales are a direct result of an increase in our installed base of GreenLight laser systems. The Company expects revenues from the sales of disposable supplies to incrementally increase as a result of the growing installed base of GreenLight laser systems worldwide.

Laserscope’s service revenues increased 10% during the three months ended March 31, 2005 compared to the same period in 2004 due to higher service contracts sold worldwide. Service revenue increased $99,000 in the domestic region, or 7%, and $69,000 in the international region, or 27%. The Company believes that increases in future revenues depend on increases to the installed base of lasers as well as the acceptance of its service contracts by its customers.

Gross margin as a percentage of revenues increased during the quarter ended March 31, 2005 relative to the corresponding period of 2004. The increase in gross margin percentage is due primarily to a change in the laser product mix to higher priced laser systems, and increased GreenLight fiber sales.

Research and development expenses are the result of activities related to the development of new laser, instrumentation and disposable products and the modification and enhancement of Laserscope’s existing products. These expenses decreased marginally as a percentage of sales during the three months ended March 31, 2005 compared to the same period in 2004, but increased in absolute terms. The Company expects that amounts spent in research and development during 2005 will be higher in absolute terms than that spent in 2004 but lower as a percentage of net revenues.

Selling, general and administrative expenses increased during the quarter ended March 31, 2005 compared to the corresponding period in 2004. The increase is due primarily to higher commissions paid commensurate with the increase in revenues, higher marketing and clinical education expenses related to expanding the presence of the Company’s products in both the domestic and international markets, as well as increased costs related to Sarbanes-Oxley Section 404 compliance. We expect amounts spent in selling, general and administrative expenses to increase during the remainder of 2005 relative to the first quarter of 2004 as we expect higher commissions as a result of increased sales and to continue to expand marketing programs related to the GreenLight laser system and aesthetic products.

Provision for income taxes increased $922,000, from $331,000 to $1,253,000 for the three months ended March 31, 2005 compared to the corresponding period in 2004. The effective tax rate in the three month period ended March 31, 2005 was 20% compared to 13% in the corresponding period in 2004. The difference in the rates is due to a lower relative benefit of net operating loss carry forwards in the first quarter of 2005. Management has evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Due to experiencing only a short history of profitability, management does not believe the weight of evidence exceeds the threshold of “more likely than not” as required by SFAS No. 109 and a full valuation allowance was appropriate at March 31, 2005 and 2004. Continued profitability and future changes in management s assumptions may result in a partial or full release of the deferred tax valuation allowance. A release of the valuation allowance would have a favorable impact on the tax provision within the statement of operations.

Liquidity and Capital Resources.

The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at March 31, 2005 and for the three months then ended (in thousands):

	March 31,	December 31,
	2005	2004

Cash and cash equivalents	$21,970	$15,954

Total assets	$73,266	$61,589

Total liabilities	$24,007	$18,678

Net working capital	$44,570	$38,566

During the three months ended March 31, 2005, cash provided in operating activities totaled $5.3 million. This was the combined result of the following sources: net income-$5.0 million; an increase in accounts payable- $3.2 million; an increase in deferred revenue- $2.2 million; depreciation- $0.3 million; an increase in tax payable- $0.3 million; an increase in other accrued liabilities- $0.2 million; an increase in warranty- $0.1 million; and an increase in provision of doubtful accounts receivable- $0.1 million. These sources were offset by: an increase in inventory- $3.5 million; an increase in accounts receivable- $2.1 million resulting from timing differences in product shipment and customer payments; a decrease in accrued compensation- $0.4 million a result of the payment of year-end bonus accruals; and an increase in other current assets- $0.1 million

In the first quarter of 2005, cash used in investing activities consisted of capital expenditures of $0.7 million. A significant portion of total capital spending is attributable to in-progress Enterprise Resource Planning (ERP) costs. Additional spending was in office equipment, test and production equipment, licenses and intangibles and capitalized laser systems used by Service and Research and Development departments.

Cash provided by financing activities during the three months ended March 31, 2005 totaled $1.5 million. This is the result of the sales of common stock under stock option plans, and the exercise of warrants.

We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on the Company’s eligible accounts receivable and inventory. At March 31, 2005, the Company had approximately $5.0 million in borrowing capacity and no borrowings outstanding. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of March 31, 2005, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

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

There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions .

Off-Balance Sheet Arrangements.

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, we are not involved in any unconsolidated SPE transactions.

Contractual Obligations.

We did not enter into any additional material contractual obligations during the quarter ended March 31, 2005.

	Payments Due by Period (in thousands)
Contractual		Less Than			More Than 5
Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating Leases	$6,363	$962	$1,773	$1,584	$2,044

Capital Leases	$47	$21	$26	—	—

Total	$6,410	$983	$1,799	$1,584	$2,044

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No 123 (revised 2004) (“SFAS No 123(R)”), “Share Based Payment.” SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and is effective for public companies for reporting periods beginning with the next fiscal year after June 15, 2005. Laserscope has not yet completely evaluated the impact of the adoption of SFAS No 123(R).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

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

Demand in the U.S. for our GreenLight laser system and disposable fibers is also highly dependent on the physician reimbursement rates applicable to the PVP procedure under the national physician’s Fee Schedule determined by CMS. We believe that physicians may obtain reimbursement for PVP procedures pursuant to the Fee Schedule under two reimbursement codes, including one applicable to the office site of service and the other applicable to the hospital or ambulatory surgery site of service. Each of these reimbursement codes may not provide physicians a reimbursement level and reimbursement structure reflecting the actual time, effort and resource costs associated with the procedure, which would discourage physicians from performing the PVP procedure. Should CMS reduce the current codes under the Fee Schedule relative to other procedures it will likely negatively affect PVP adoption. Failure to adequately and fairly reimburse physicians, hospitals and ambulatory surgery centers for the PVP procedure in all sites of service will impair adoption of the PVP procedure, reduce demand for our products and harm our financial performance. CMS reimbursement decisions regarding the physician Fee Schedule for PVP in any site of service remain uncertain and could result in maintenance of the current reimbursement structure or a decrease in reimbursement rates, an upward adjustment, affecting PVP procedural volume and sales of our products.

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

As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our International revenues were 28% of total revenues in the quarter ended March 31, 2005 and 27% in the quarter end March 31, 2004. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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

As of March 31, 2005, our total assets were $73.3 million and our total liabilities were $24.0 million. As of the same date, our working capital was $44.6 million and our cash and cash equivalents totaled $22.0 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

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

We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for the next twelve months, additional financing will may be required for our currently envisioned long term needs.

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

Although we recorded net income of $14.7 million, $2.5 million, and $0.3 million for fiscal years 2004, 2003, and 2002 respectively, prior to 2002, we had prolonged periods of consecutive quarterly net losses. At March 31, 2005, we had an accumulated deficit of $17.3 million. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.

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

Our industry has been characterized by frequent patent infringement and/or other intellectual property related action including demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.

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

As of April 30, 2005, we had 22,067,159 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Interest Rate Risk.

At March 31, 2005, we had no bank loans or debentures. In the three months ended March 31, 2005 and 2004, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.

Our International revenues were 28% and 27% of total revenues in the quarters ended March 31, 2005 and 2004. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
10.1	2005 Executive Staff Compensation and Bonus Plan.

10.2	2005 Director Compensation Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant
/s/ Dennis LaLumandiere
Dennis LaLumandiere
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 10, 2005

Exhibit Index

Exhibit
Number	Description
10.1	2005 Executive Staff Compensation and Bonus Plan.

10.2	2005 Director Compensation Plan.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.