Form 10-Q
period 2005-06-30
LASERSCOPE
filed 2005-08-09
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2005 was 22,205,543.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
Laserscope
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
(thousands)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$28,011	$15,954
Accounts receivable, net	21,359	20,342
Inventories, net	24,979	19,446
Other current assets	1,424	1,471

Total current assets	75,773	57,213

Property and equipment, net	4,627	3,457
Goodwill	655	655
Other assets	580	264

Total assets	$81,635	$61,589

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,123	$2,389
Accrued compensation	3,832	4,365
Warranty	2,813	2,536
Other accrued liabilities	6,383	5,761
Deferred revenue	4,916	3,575
Capital leases, current portion	20	21

Total current liabilities	25,087	18,647

Long-term liabilities:
Obligations under capital leases	19	31

Total long-term liabilities	19	31

Contingencies (see note 7)
Shareholders’ equity:
Common stock	68,719	65,009
Accumulated deficit	(11,943)	(22,263)
Accumulated other comprehensive income (loss)	(247)	165

Total shareholders’ equity	56,529	42,911

Total liabilities and shareholders’ equity	$81,635	$61,589

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(thousands, except per share amounts)	2005	2004	2005	2004

Net revenue	$33,518	$21,434	$61,695	$40,184

Cost of sales	13,152	9,105	23,729	17,187

Gross margin	20,366	12,329	37,966	22,997

Operating expenses:
Research and development	1,805	1,345	3,323	2,584
Selling, general and administrative	11,623	8,255	21,568	15,070

Total operating expenses	13,428	9,600	24,891	17,654

Operating income	6,938	2,729	13,075	5,343
Interest income and other, net	249	442	328	373

Income before income taxes	7,187	3,171	13,403	5,716

Provision for income taxes	1,830	183	3,083	514

Net income	$5,357	$2,988	$10,320	$5,202

Basic net income per share	$0.24	$0.14	$0.47	$0.25

Diluted net income per share	$0.23	$0.13	$0.45	$0.23

Shares used in basic per share calculations	22,097	20,920	22,053	20,631

Shares used in diluted per share calculations	23,072	22,861	23,028	22,782

See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(thousands)	2005	2004

Cash flows from operating activities:
Net income	$10,320	$5,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	743	489
Provision for doubtful accounts	106	57
Provision for excess and obsolete inventory	77	(90)
Changes in assets and liabilities:
Accounts receivable	(1,421)	(3,378)
Inventories	(5,813)	(2,835)
Prepayments and other current assets	(126)	24
Accounts payable	4,403	(752)
Accrued compensation	(501)	1,428
Warranty	277	133
Deferred revenue	1,376	1,110
Other current liabilities	1,067	467
Tax payable	229	412

Net cash provided by operating activities	10,737	2,267

Cash flows from investing activities:
Acquisition of property and equipment	(1,915)	(1,523)
Acquisition of intangibles and licenses	(336)	(70)

Net cash used in investing activities	(2,251)	(1,593)

Cash flows from financing activities:
Payments on obligations under capital leases	(10)	30
Proceeds from the sale of common stock under stock plans	3,695	2,573
Proceeds from warrants exercised	15	—

Net cash provided by financing activities	3,700	2,603

Effect of exchange rate changes on cash	(129)	11
Net increase in cash and cash equivalents	12,057	3,288
Cash and cash equivalents, beginning of period	15,954	7,158

Cash and cash equivalents, end of period	$28,011	$10,446

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14	$7
Income taxes	$593	$96
See Accompanying Notes to Condensed Consolidated Financial Statements

Laserscope Notes to Unaudited Condensed Consolidated Financial Statements:
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include Laserscope and its wholly owned subsidiaries (the “Company,” “management,” “we,” “us,” “our”). All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated have been recorded. We recommend that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three and six months period ended June 30, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.
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
Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income as reported	$5,357	$2,988	$10,320	$5,202
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(782)	(658)	(1,411)	(1,024)

Pro forma net income	$4,575	$2,330	$8,909	$4,178

Net income per share:
Basic—as reported	$0.24	$0.14	$0.47	$0.25

Basic—pro forma	$0.21	$0.11	$0.40	$0.20

Diluted—as reported	$0.23	$0.13	$0.45	$0.23

Diluted—pro forma	$0.20	$0.10	$0.39	$0.18

3. Inventories
Inventories were comprised of the following (in thousands):

	June 30,	December 31,
	2005	2004

Sub-assemblies and purchased parts	$12,166	$9,120
Work-in-process	6,494	6,330
Finished goods	6,319	3,996

	$24,979	$19,446

4. Warranty and Service Contracts
Warranty
We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, at the request of the customer, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. The number of warranties extended under this program have not been material.
The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

	Six months ended
	June 30,
Warranty Reserve (in thousands)	2005	2004

Balance at beginning of period	$2,536	$1,947

Add: Expense for products sold	1,756	1,309
Expense to extend pre-existing warranties	86	12

Less: Cost of warranty service provided	(1,565)	(1,188)

Balance at end of period	$2,813	$2,080

Service Contracts
Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred.

	Six months ended
	June 30,
Deferred Service Contract Revenue (in thousands)	2005	2004

Balance at beginning of period	$2,936	$1,433

Add: Payments received	2,878	2,473
Costs incurred under extended service contracts	1,924	1,227

Less: Revenue recognized	(2,775)	(1,823)
Settlements made under extended service contracts during the period	(1,924)	(1,227)

Balance at end of period	$3,039	$2,083

5. Net income per share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows:

	Three months ended		Six months ended
	June 30,		June 30,
(thousands)	2005	2004	2005	2004

Numerator:
Net income used in computing basic and diluted net income per share	$5,357	$2,988	$10,320	$5,202

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	22,097	20,920	22,053	20,631

Add: Dilutive potential common shares used in computing dilutive net income per share	975	1,941	975	2,151

Total weighted average number of shares used in computing diluted net income per share	23,072	22,861	23,028	22,782

The following outstanding options (prior to the application of the treasury stock method) were excluded from the computation of diluted net income per common share for the periods ended June 30, 2005 and 2004 because the exercise price for these options was higher than the average market price of our stock during these periods and including them would have had an anti-dilutive effect:

	Three months ended		Six months ended
	June 30,		June 30,
(thousands)	2005	2004	2005	2004

Options to purchase common stock	298	30	409	30

	298	30	409	30

6. Comprehensive income
     Total comprehensive income during the periods ended June 30, 2005 and 2004 consisted of (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$5,357	$2,988	$10,320	$5,202
Translation adjustments	(294)	(65)	(412)	43

Comprehensive income	$5,063	$2,923	$9,908	$5,245

7. Contingencies
During the quarter ended June 30, 2005, there were no material developments with respect to legal matters except as follows.
Palomar Medical Technologies, Inc. (“Palomar”) has informed Laserscope that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes Laserscope’s application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. We believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement and intend to continue to negotiate with Palomar while vigorously defending our position. If such dispute is not resolved, or is resolved in a manner contrary to our position, it could have a material adverse impact on our financial results.
We are involved in various legal proceedings and other disputes that arise in the normal course of business. These other matters include product liability actions, contract disputes and other matters. Based on currently available information, we believe we have meritorious defenses to these actions and that resolution of these cases is not likely to have a material adverse effect on our business, financial position, cash flows or future results of operations.
8. Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of Laserscope or for losses arising from certain events as defined within the particular contract, which may include, for example, patents, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
We have entered into indemnification agreements with our directors and officers that may require us: to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors’ and officers’ insurance. Laserscope currently has directors’ and officers’ insurance.
9. Income Taxes
Our effective tax rate for the six month period ending June 30, 2005 was approximately 23% compared to 9% in the corresponding period of 2004. The higher tax rate was due to a smaller relative amount of net operating loss (NOL) carry forwards available in 2005 to reduce income tax expense as compared to 2004.
We have additional NOL carry forwards related to stock option activity that are available to reduce income tax payments that we could owe in the future. The income tax benefit from these lower tax payments would be accounted for as additions directly to equity rather than as reductions in income tax expense. We evaluated the need for a valuation allowance for our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Due to our having experienced only a limited history of profitability, we do not believe the weight of evidence exceeds the threshold of “more likely than not” as required by SFAS No. 109 and a full valuation allowance was appropriate at June 30, 2005. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance.
10. Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supercedes the FASB’s earlier rule (the original SFAS 123) that allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 2 to these condensed consolidated interim financial statements. In April 2005, the SEC approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS 123(R) to have a significant adverse impact on our consolidated operating results.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No 43. Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning in the second quarter of fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.
11. Intangibles and Other Assets
In June 2005, Laserscope acquired certain intellectual property assets related to the Solis intense pulsed light aesthetic treatment device, including among other things the rights to certain patent applications, copyrights, trademarks, designs, trade secrets and licenses to certain other intellectual property (collectively, the “Solis Assets”) from New Star Lasers, which had been the OEM manufacturer of the Solis product prior to such asset purchase. Laserscope acquired the Solis Assets for $250,000 in cash and the OEM agreement between Laserscope and New Star Lasers was superseded by a supply agreement pursuant to which New Star Lasers is to sell certain component parts of the Solis product to Laserscope.

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
In the United States, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force, through the McKesson Corporation Medical Group (“McKesson”) and, beginning in August 2005, through Henry Schein, Inc. In April 2005, we amended our distribution agreement with McKesson that grants to McKesson distribution rights for our core aesthetic laser products in the United States to make the distribution arrangement non-exclusive, among other changes. During 2004, sales to McKesson accounted for approximately 23% of our total revenues and at December 31, 2004, accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable. In the first half of 2005, sales through McKesson accounted for approximately 9% of our total revenues and at June 30, 2005, accounts receivable from McKesson accounted for approximately 10% of our total accounts receivable. In July 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc. (the “HSI Agreement”), pursuant to which Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. On August 9, 2005, we received notice from McKesson that it will terminate its distribution agreement with us effective November 7, 2005. We will distribute our aesthetic product line through Henry Schein, Inc. on a non-exclusive basis for the foreseeable future. We expect the Henry Schein distribution relationship will replace the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line.

In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 13485 and CE certified.
During the second quarter and first half of 2005, our revenues and net income grew substantially compared to the corresponding period in 2004 primarily as a result of continued growth in sales of our main urology products, the GreenLight laser system and fiber optic delivery devices. Our reported revenue for the quarter ended June 30, 2005 was $33.5 million, a 56% increase as compared to total revenues of $21.4 million of 2004. Our net income in the second quarter of 2005 was $5.4 million, or $0.23 per diluted share, an increase of 79% when compared to $3.0 million, or $0.13 per diluted share, in the same period of 2004. We expect revenues in our urological products, fueled by sales of the GreenLight laser system and fibers, will continue to grow at a faster rate than our revenue from aesthetic products in 2005.
Intense competition in the market for light-based cosmetic treatment devices, which is characterized by low barriers to entry and marginal technological differentiation among product offerings, continued to create price pressure on our aesthetic products. We will focus on the key features of our product offerings affecting the value proposition to the customer, in particular the speed and comfort of light-based aesthetic treatments, to address this challenge. There can be no assurance that our existing products and newly offered products will be competitive in an increasingly difficult market for light-based cosmetic treatment devices.
Adoption of the Protoselective Vaporization of the Prostate (“PVP”) procedure continued to grow in the second quarter and first half of 2005 both domestically and internationally and we expect this trend to continue throughout 2005. Our priority in the urology market is to establish the PVP procedure using the GreenLight laser system as the worldwide standard for treating BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. As a result, we continued to make significant investments in sales, marketing and professional education and training in the second quarter of 2005, and intend to continue to do so in 2005. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially larger than the U.S. market, offers great promise but also a greater variety of challenges and uncertainties than our domestic market, which are discussed in greater detail in the “Risk Factors” section below. We expect sales of our urology products in international markets to grow at rate that is as fast as or faster than domestic sales of our urology products.
Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the United States and in international markets. Recently, the Centers for Medicare and Medicaid Services (CMS) published its proposed rule on the Outpatient Prospective Payment System (OPPS) for outpatient hospital facility reimbursement in 2006. CMS proposed that PVP be moved into a standard clinical Ambulatory Payment Classification

(APC) code beginning in 2006. If adopted, the CMS proposal, which is based on charge data collected by CMS from hospitals performing the PVP procedure and possibly other laser vaporization and coagulation procedures, would reduce the national average reimbursement paid to outpatient hospitals for these types of procedures to $2,500 per procedure. This proposed reduction in outpatient facility reimbursement rates for PVP would represent a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure currently in effect under the new technology APC code that became effective in April 2004, but higher than the approximately $1,850 per procedure paid prior to the assignment of the new technology APC code. We expect the final rule from CMS on the OPPS reimbursement for 2006 sometime in November of this year. The potential impact of the proposed reduction in Medicare reimbursement rates for hospitals on PVP adoption in the U.S. is not certain at this time.
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
The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the three and six months ended June 30, 2005 and 2004 (in thousands, except percentages):

	Three months ended					Six months ended
	June 30, 2005		June 30, 2004%			June 30, 2005		June 30, 2004%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers & Instrumentation	$16,350	49%	13,299	62%	23%	$30,152	49%	$24,963	62%	21%
Disposable supplies	14,991	45%	6,372	30%	135%	27,429	44%	11,690	29%	135%
Service	2,177	6%	1,763	8%	23%	4,114	7%	3,531	9%	17%

Total net revenues	$33,518	100%	21,434	100%	56%	$61,695	100%	$40,184	100%	54%

Gross margin	20,366	61%	12,329	58%	65%	37,966	62%	22,997	57%	65%

Operating expenses:
Research & development	1,805	5%	1,345	6%	34%	3,323	5%	2,584	6%	29%
Selling, general & admin	11,623	35%	8,255	39%	41%	21,568	35%	15,070	38%	43%
Net income	$5,357	16%	$2,988	14%	79%	$10,320	17%	$5,202	13%	98%

(a)	expressed as a percentage of total net revenues.
Revenues from the sales of lasers and instrumentation increased 23% and 21% during the second quarter and first half of 2005 compared to the same periods in 2004, respectively, due primarily to increased revenue from the sale of GreenLight lasers systems. Revenues from the sale of aesthetic lasers and instrumentation increased moderately in the second quarter of

2005 over the same period in 2004 and were approximately the same for the first half of the year. We believe the increase in GreenLight laser revenue was driven by continued strong demand for these systems to treat BPH, while the increase in aesthetic laser revenue in the second quarter was due mainly to a change in mix to higher priced lasers.
Revenues from the sales of delivery devices increased 135% during the second quarter and first six months of 2005 over the corresponding periods in 2004. This increased revenue was driven primarily by an increase in shipments of GreenLight fiber-optic delivery devices which totaled approximately 19,100 and 35,300 in the second quarter and first six months of 2005, up from 8,500 and 14,900 in the corresponding periods of 2004. We believe these increases were driven by the growing world wide body of clinical data that demonstrates the clinical efficacy, high safety profile, and cost effectiveness of the PVP procedure. We expect revenues from the sales of GreenLight fiber-optic delivery devices to continue to increase worldwide.
Recently, the Centers for Medicare and Medicaid Services (CMS) published its proposed rule on the Outpatient Prospective Payment System (OPPS) for outpatient hospital facility reimbursement in 2006. CMS proposed that PVP be moved into a standard clinical Ambulatory Payment Classification (APC) code beginning in 2006. If adopted, the CMS proposal, which is based on charge data collected by CMS from hospitals performing the PVP procedure and possibly other laser vaporization and coagulation procedures, would reduce the national average reimbursement paid to outpatient hospitals for these types of procedures to $2,500 per procedure. This proposed reduction in outpatient facility reimbursement rates for PVP would represent a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure currently in effect under the new technology APC code that became effective in April 2004, but higher than the approximately $1,850 per procedure paid prior to the assignment of the new technology APC code. We expect the final rule from CMS on the OPPS reimbursement for 2006 sometime in November of this year. The potential impact of the proposed reduction in Medicare reimbursement rates for hospitals on PVP adoption in the U.S. is not certain at this time.
Laserscope’s service revenues increased 23% and 17% during the three and six month period ended June 30, 2005 compared to the same periods in 2004 due to higher service contracts sold worldwide and an increase in domestic billable service calls. The Company believes that increases in future revenues depend on increases to the installed base of lasers, as well as the acceptance of its service contracts by its customers.
Gross margin as a percentage of revenues increased 3 and 5 percentage points during the second quarter and first six months of 2005 over the corresponding periods of 2004, respectively, primarily due to the increase in GreenLight fiber-optic delivery device sales which carry a higher gross profit margin than our lasers. Our gross profit margin will vary as our sales mix changes. Increases in sales of our GreenLight fiber-optic delivery devices will raise our overall gross profit margin, whereas sales of lasers or sales of products through distributors in international markets will tend to decrease it.
Research and development expenses are the result of activities related to the development of new laser, instrumentation and delivery device products and the modification and enhancement of existing products. These expenses increased in absolute terms (though decreased marginally as a percentage of revenue) during the second quarter and first six months of 2005 compared to the same periods in 2004, respectively. We expect R&D expenses to continue to increase in absolute terms for the balance of 2005 as we pursue a variety of development projects.

Selling, general and administrative (S,G&A) expenses increased in absolute terms but decreased as a percentage of revenue during the second quarter and first six months of 2005 compared to the same periods in 2004. The increases are due primarily to higher selling, marketing and clinical education expenses related to expanding the presence of the Company’s products in both the domestic and international markets, plus additional administrative support expenditures. We expect our S,G&A expenses to increase in absolute terms during the remainder of 2005 but decrease as a percentage of revenue.
Our effective tax rate for the six month period ending June 30, 2005 was approximately 23% compared to 9% in the corresponding period of 2004. The higher tax rate was due to a smaller relative amount of net operating loss (NOL) carry forwards available in 2005 to reduce income tax expense as compared to 2004.
We have additional NOL carry forwards related to stock option activity that are available to reduce income tax payments that we could owe in the future. The income tax benefit from these lower tax payments would be accounted for as additions directly to equity rather than as reductions in income tax expense. We evaluated the need for a valuation allowance for our deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Due to our having experienced only a limited history of profitability, we do not believe the weight of evidence exceeds the threshold of “more likely than not” as required by SFAS No. 109 and a full valuation allowance was appropriate at June 30, 2005. Continued profitability and future changes in management’s assumptions may result in a partial or full release of the deferred tax valuation allowance.
Liquidity and Capital Resources.
The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at June 30, 2005 and for the six months then ended (in thousands):

	June 30,	December 31,
	2005	2004
Cash and cash equivalents	$28,011	$15,954
Total assets	$81,635	$61,589
Total liabilities	$25,106	$18,678
Working capital	$50,686	$38,566
During the six months ended June 30, 2005, cash provided in operating activities totaled $10.7 million. This was the combined result of the following sources: net income-$10.3 million; an increase in accounts payable- $4.4 million; an increase in deferred revenue— $1.4 million, due mainly to additional equipment sales for which recognition of revenue was deferred; an increase in other current liabilities — $1.1 million; depreciation— $0.7 million; an increase in warranty reserves— $0.3 million; an increase in tax payable- $0.2 million; an increase in the provision for inventory —$0.1 million; and an increase in provision of doubtful accounts receivable— $0.1 million. These sources were offset by: an increase in inventory— $5.8 million; an increase in accounts receivable— $1.4 million resulting from timing differences in product shipment and customer payments; a decrease in accrued compensation- $0.5 million; and an increase in other current assets— $0.2 million

Cash used in investing activities during the six months ended June 30, 2005 consisted of capital expenditures of $2.2 million. Of this, $1.9 million was attributable to a combination of factors: costs incurred to implement a new Enterprise Resource Planning (ERP) system, office equipment, test and production equipment, and capitalized laser systems used by Service and Research & Development departments. The remaining $0.3 million was spent on the acquisition of intellectual property related to our new Solis aesthetic laser.
During the six months ended June 30, 2005, cash provided by financing activities was due to the sales of common stock under stock option plans, and the exercise of warrants.
We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on the Company’s eligible accounts receivable and inventory. At June 30, 2005, the Company had approximately $5.0 million in borrowing capacity and no borrowings outstanding. The Company’s assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as the Company collects its accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of Company stock. The agreement further requires the Company to maintain a minimum tangible net worth. As of June 30, 2005, the Company was in compliance with all covenants and had no outstanding borrowings under the line of credit facility.
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
Off-Balance Sheet Arrangements.
We do not have any transactions with unconsolidated entities or financial partnerships, or other off-balance sheet arrangements.

purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations.
We did not enter into any additional material contractual obligations during the quarter ended June 30, 2005.

	Payments Due by Period (in thousands)
Contractual		Less Than			More Than 5
Obligations	Total	1 Year	1-3 Years	3-5 Years	Years
Operating Leases	$6,539	$1,011	$1,915	$1,763	$1,850

Capital Leases	$39	$20	$19	—	—

Total	$6,578	$1,031	$1,934	$1,763	$1,850

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
Demand for our products in the United States and internationally is highly dependent on the ability of physicians, hospitals and other health care facilities to obtain satisfactory reimbursement rates for our products and services performed with our products from private and governmental third-party payers as well as direct payments from consumers. If satisfactory reimbursement rates are not maintained demand for Laserscope products would decline and our business and financial results and cash flows would suffer.
A substantial portion of our laser sales are for aesthetic procedures that generally are not covered or reimbursed by government or commercial health insurance. The general absence of insurance coverage for these cosmetic procedures may restrict the development of this market as growth in procedures performed with our aesthetic products largely depends on consumers’ willingness to pay out-of-pocket for these treatments.
Increasing the use of our GreenLight laser system to perform the Protoselective Vaporization of the Prostate (“PVP”) procedure could be hindered by the ongoing efforts of major third-party payers for health care in the United States ( such as Medicare, Medicaid, private healthcare insurance and managed care plans) and in our key international markets such as the European Union and the Asia-Pacific region to contain healthcare costs through stricter coverage criteria, price regulation, and lower payments for all items, including health care services, disposable medical products and medical capital equipment.
The current Facility Fee reimbursement for PVP in the United States could be reduced, eliminated or utilized by a competitor.
Demand in the United States for our GreenLight laser system and disposable fiber optic delivery devices is highly dependent on the reimbursement for the PVP procedure when it is performed in the hospital outpatient setting. The rate set by Medicare is particularly influential on demand because Medicare is the largest single payer for PVP procedures and because many commercial payers use Medicare payments as a benchmark for their reimbursement rates.
Medicare pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (APC) group to which the service is assigned. Services within a particular APC are supposed to be like in clinical character and resource utilization. Medicare uses the median cost to establish a payment amount for the services grouped with a single APC. The hospital outpatient payment rate includes the national payment amount that is made up of the Medicare payment and the beneficiary co-payment to the facility. Special payments are made under the hospital outpatient payment system for new technology items in one of two ways. The first is through a temporary add-on payment or “transitional pass-through payments.” This applies to certain drugs, devices and biologics. The second is through assignment to a new technology APC. New services, not specific items, generally are handled through this method. Assignment to a New Technology APC is time limited. Medicare has the discretion to reassign a new technology service to a standard clinical APC when it feels it has sufficient data to understand the costs incurred by hospitals to provide the service.
The APC code applicable to the PVP procedure has varied since its launch. Laserscope submitted a New Technology Application to the Centers for Medicare and Medicaid Services (CMS) in September 2003, and was notified by Medicare several months afterwards that the application was approved. As a result, PVP was assigned temporary HCPCS code C9713 and was assigned to New Technology APC 1525, effective April 1, 2004. The national average payment rate for APC 1525 is $3,750.00. In July 2005, CMS published its proposed rule on the Outpatient Prospective Payment System (OPPS) for outpatient hospital facility reimbursement in 2006, that proposed that the PVP procedure be moved into a standard clinical Ambulatory Payment Classification (APC) code beginning in 2006. The proposal is based on charge data collected by CMS from hospitals performing the PVP procedure, and possibly other laser vaporization and coagulation procedures, that indicates that the national average reimbursement paid to outpatient hospitals for these types of procedures should be approximately $2,500 per procedure, which, if the proposed rule were adopted, would represent an approximate reduction of $1,250 per procedure from the temporary reimbursement amount of $3,750 per procedure. A 60-day comment period is required prior to adoption of the final rule to ensure that the data used by CMS to set the new reimbursement rate is correct and complete. There can be no assurance that the current rate will be maintained, raised or lowered. If the proposed rule is adopted, or reimbursement reduced to different amount less than the current rate, it could negatively affect the rate of adoption of the PVP procedure and sales of our GreenLight lasers and fiber optic delivery devices.
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
Demand in the U.S. for our GreenLight laser system and disposable fibers is also highly dependent on the reimbursement rates physicians are paid to perform a PVP procedure. In particular, Medicare payments to physicians for the PVP procedure are of critical importance as Medicare is the largest single payer for PVP procedures and its reimbursement rates are used as a benchmark by many commercial payers.
Medicare pays for physician services under a uniform, national fee schedule based on relative value units (or “RVUs”) that reflect the physician work and overhead costs associated with furnishing a particular item or service. Medicare assigns different RVUs for a single procedure depending on whether the service is performed in the physician’s office or a facility such as a hospital outpatient department or ambulatory surgery center. The non-facility payment rate is higher and is meant to reflect the fact that physicians incur greater overhead costs when they perform a procedure in their office.
Today, physicians use one of two CPT codes to notify payers that they have performed a PVP procedure. Either code may be assigned a payment level that does not pay physicians at a rate they feel adequately reflects the time, effort and resource costs associated with the procedure. If physicians were paid at a rate for the PVP procedure they felt was inadequate, such underpayments would discourage physicians from performing the PVP procedure. Similarly, should Medicare underpay PVP relative to other procedures it will negatively influence physician adoption of the PVP procedure, which would reduce demand for our products and harm our financial performance. CMS reimbursement decisions regarding the physician Fee Schedule for PVP in any site of service remain uncertain and could result in maintenance of the current reimbursement structure or a decrease in reimbursement rates which could adversely affect PVP procedural volume and sales of our products.
PVP physician reimbursement is typically lower, on a per-procedure basis, compared to other BPH therapies.
The current national average rate of reimbursement paid by Medicare to physicians for performing the PVP procedure on a per-procedure basis is, in some cases, substantially lower than the reimbursement rate paid for performing certain other BPH therapies on a per-procedure basis. While we believe that this disparity results in physicians and hospitals not being reimbursed commensurate with the necessary resources and work required to do the PVP procedure in all sites of service currently being used by physicians, there can be no assurance that CMS will adjust reimbursement rates to address this disparity. Further, there can be no assurance that physician reimbursement for these other therapies will not be maintained at current levels or raised relative to reimbursement for PVP or that the physician reimbursement for PVP will be maintained at current levels or increased relative to other BPH therapies. The adoption rate of the PVP procedure in the United States is highly dependent upon hospital and physician economics. A substantial reduction in payments to facilities and/or a continuation of the disparity which currently exists between the physician reimbursement for certain other BPH therapies and that for PVP could cause a reduction in the adoption of PVP by hospitals and physicians, which would reduce demand for our products and harm our business.
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
We believe that we own or have the right to use the basic patents covering our products. However, the laser industry is characterized by a very large number of patents, some of which appear to overlap with other issued patents. As a result, there is a significant amount of uncertainty in the industry regarding patent protection and infringement. Because patent applications are maintained in secrecy in the United States until such patents are issued and are maintained in secrecy for a period of time outside the United States, we can conduct only limited searches to determine whether our technology infringes any patents or patent applications of others.
If we are unable to protect the integrity, safety and proper use of our ADDStat disposable fiber optic delivery device with the GreenLight laser system, it could result in negative patient outcomes and reduce our disposable fiber recurring revenue stream.
Ensuring the integrity, safety and proper use of the ADDStat disposable fiber optical delivery device, referred to elsewhere in this Report as the “disposable fiber”, used with the GreenLight laser system is crucial to achieving optimal patient outcomes from the PVP procedure. With this is mind, we manufacture the ADDStat fiber using high quality materials and exacting production standards. We inspect each unit carefully to check that it conforms to our specifications and use diligent efforts to ensure that the ADDStat fiber is used appropriately in connection with the GreenLight laser system. However, if a third party were to produce and distribute a counterfeit version of the ADDStat fiber or an inferior substitute fiber to our customers, use of inferior materials, poor design, shoddy construction or improper handling or use of such products could result in severe adverse patient events. While we are constantly making diligent efforts to promote positive clinical outcomes by protecting the safety, integrity and proper use of our products, particularly the ADDStat fiber, one or more third party manufacturers may produce counterfeit or inferior quality fibers that our customers may, knowingly or unknowingly, purchase for use with the GreenLight laser system. In addition, it is possible that our customers may seek to violate our prohibition on reuse of fibers (or reuse inferior substitute fibers) on unwitting patients, reducing the efficacy of the procedure and exposing such patients to the risk of blood-borne pathogens. Use of such third party fibers or misuse of our genuine ADDStat fibers could result in adverse clinical outcomes, reducing demand for PVP and decreasing demand for our products. We use a variety of methods to protect patients from inferior fibers and the reuse of our ADDStat disposable fibers, including legal and regulatory safeguards, system enabling, patient education and safety packaging among other measures. Moreover, use of counterfeit or substitute disposable fibers for use with the GreenLight laser system or unauthorized reuse of fibers, would displace sales of our ADDStat disposable fibers reducing our recurring disposable fiber revenue stream and harming our business.

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
As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our International revenues were 32% of total revenues in the quarter ended June 30, 2005 and 28% in the quarter end June 30, 2004. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets, We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:
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
Our products are subject to government regulation, and we cannot assure that all necessary regulatory approvals, including approvals for new products or product improvements, will be granted on a timely basis, if at all, and that we won’t be subject to product recalls or warnings and other regulatory actions and penalties that could materially affect our operating results.
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
As of June 30, 2005, our total assets were $81.6 million and our total liabilities were $25.1 million. As of the same date, our working capital was $50.7 million and our cash and cash equivalents totaled $28.0 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

In 2004, except for shares issued through the Company’s Employee Stock Purchase Plan and through the exercise of stock options under the Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 363,212 shares.
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
Although we recorded net income of $14.7 million, $2.5 million, and $0.3 million for fiscal years 2004, 2003, and 2002 respectively, prior to 2002, we had prolonged periods of consecutive quarterly net losses. At June 30, 2005, we had an accumulated deficit of $11.9 million. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.
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
Our industry has been characterized by frequent allegations of patent infringement and or other intellectual property related activity including demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.
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
If we are unable to continue our relationships with one or more of our U.S. distribution partners on favorable contractual terms, our business may be harmed.
Laserscope and McKesson are parties to a distribution agreement (the “McKesson Agreement”) whereby McKesson has non-exclusive distribution rights for the Company’s aesthetic product lines to doctors’ offices in the United States. During 2004, sales to McKesson accounted for approximately 23% of our total revenues and at December 31, 2004, accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable. In the first half of 2005, sales through McKesson accounted for approximately 9% of our total revenues and at June 30, 2005, accounts receivable from McKesson accounted for approximately 10% of our total accounts receivable. On August 9, 2005, Laserscope received notice from McKesson that it will terminate the McKesson Agreement effective November 7, 2005. In July 2005, Laserscope entered into a non-exclusive distribution agreement with Henry Schein, Inc. (the “HSI Agreement”), pursuant to which Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute Laserscope’s aesthetic product line to physicians and physician practices within the United States. We expect the Henry Schein distribution relationship will replace the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line. Like the McKesson Agreement, the HSI Agreement is terminable by either party upon 90 days notice. If we are unable to maintain a favorable relationship with Henry Schein and/or another major U.S. distribution partner or if Henry Schein or any such other U.S. distribution partner encounters financial difficulties, it could have a material adverse effect on our business, financial condition, results of operations, and future cash flows. Additionally, there can be no assurance that we will not experience a significant decline in sales of our aesthetic products through McKesson prior to the McKesson Agreement termination date, nor can there be any assurance that our distribution relationship with Henry Schein will adequately replace our relationship with McKesson, which could have a material adverse effect on our business, financial condition, results of operations, and future cash flows.
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
•	loss of customers;

•	increased costs of product, returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	action by regulatory authorities;

•	diversion of development and engineering resources; and

•	legal actions by our customers
The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.
Our financial results and stock price are affected by a number of factors which are beyond our control.
A number of factors affect our financial results and stock price including, but not limited to:
•	product mix;

•	competitive pricing pressures;

•	material costs;

•	revenue and expenses related to new products and enhancements to existing products;

•	delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors; and

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control.
The market price of our common stock has historically been subject to significant fluctuations. These fluctuations may be due to factors specific to Laserscope, such as:
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
As of July 31, 2005, we had 22,205,543 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.
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
We have a direct field service organization that provides service for our products. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on our laser systems. Under provisions of this guarantee, at the request of the customer, we extend the term of the related warranty or service contract if specified system uptime levels are not maintained. Although the number of warranties extended under this program are currently not material, we can not assure that the number of warranties will not become significant in the future if our products perform poorly, which could cause a significant drain on our resources.
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
Interest Rate Risk.
At June 30, 2005, we had no bank loans or debentures. In the six months ended June 30, 2005 and 2004, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk.
Our International revenues were 32% and 28% of total revenues in the quarters ended June 30, 2005 and 2004. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures.
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 13d-15.
(b) Changes in internal controls.
No change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s second fiscal quarter has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of shareholders was held on June 10, 2005.

(b)	The first matter voted upon at the meeting was the election of directors and the results of that vote were as follows:

	For	Withheld	Abstained
James R. Baumgardt	19,956,549	571,039	0
Robert C. Pearson	20,116,435	411,153	0
Rodney Perkins, M.D.	17,706,505	2,821,083	0
Robert J. Pressley, Ph.D.	17,728,007	2,799,581	0
Eric M. Reuter	17,895,647	2,631,941	0
(c)	The second matter voted upon at the meeting and the results of that vote were as follows

	For	Withheld	Abstained
To approve an amendment to	11,104,381	1,353,815	57,181
the Company’s 2004 Stock Option Plan to increase the number of shares for issuance thereunder by 450,000 shares.
(d)	The third matter voted upon at the meeting and the results of that vote were as follows:

	For	Opposed	Abstained
To ratify the appointment	20,426,241	72,550	28,797
of PricewaterhouseCoopers LLP as the Independent Registered Accounting Firm for the Company for the fiscal year ending December 31, 2005
Item 5. Other Information
On August 9, 2005, Laserscope received notice from McKesson Corporation Medical Group (“McKesson”) that it will terminate its distribution agreement with Laserscope (the “McKesson Agreement”) effective November 7, 2005. The McKesson Agreement provides for the distribution on a non-exclusive basis of our aesthetic line of products to physicians and physicians’ offices in the United States. During 2004, sales to McKesson accounted for approximately 23% of our total revenues and at December 31, 2004, accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable. In the first half of 2005, sales through McKesson accounted for approximately 9% of our total revenues and at June 30, 2005, accounts receivable from McKesson accounted for approximately 10% of our total accounts receivable. In July 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc. (the “HSI Agreement”), pursuant to which Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. We will distribute our aesthetic product line through Henry Schein, Inc. on a non-exclusive basis for the foreseeable future. We expect the Henry Schein distribution relationship will replace the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line. If we are unable to maintain a favorable relationship with Henry Schein or if Henry Schein encounters financial difficulties, it could have a material adverse effect on our business, financial condition, results of operations, and future cash flows. Additionally, there can be no assurance that we will not experience a significant decline in sales of our aesthetic products through McKesson prior to the McKesson Agreement termination date, nor can there be any assurance that our distribution relationship with Henry Schein will adequately replace our relationship with McKesson, which could have a material adverse effect on our business, financial condition, results of operations, and future cash flows.
In May 2005, Robert J. Pressley, a member of the Company’s Board of Directors, entered into a 10b5-1 Sales Plan Agreement in accordance the Laserscope Insider Trading Policy.
Palomar Medical Technologies, Inc. (“Palomar”) has informed the Company that it disputes the method used by the Company for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between the Company and Palomar (the “License Agreement”). Palomar also disputes Laserscope’s application of the License Agreement to the Gemini laser system , including the Company’s calculation of royalties due on the Gemini laser system under the License Agreement. The Company believes that it has correctly calculated and paid the royalties owed to Palomar under the License Agreement and intends to continue to negotiate with Palomar while vigorously defending our position. If such dispute is not resolved or is resolved in a manner contrary to our position, it could have a material adverse impact on our financial results.

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
/s/ Derek Bertocci
Derek Bertocci
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 9, 2005

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