Form 10-Q
period 2005-09-30
LASERSCOPE
filed 2005-11-09
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2005 was 22,264,131.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
Laserscope
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$29,083	$15,954
Accounts receivable, net of allowance for doubtful accounts of $157 and $104, respectively	22,403	20,342
Inventories, net	26,731	19,446
Deferred tax assets	15,006	—
Other current assets	1,902	1,471

Total current assets	95,125	57,213
Property and equipment, net	6,321	3,457
Goodwill	655	655
Other assets	662	264

Total assets	$102,763	$61,589

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,552	$2,389
Accrued compensation	3,974	4,365
Warranty	2,979	2,536
Other accrued liabilities	5,603	5,761
Deferred revenue	4,696	3,575
Capital leases, current portion	20	21

Total current liabilities	24,824	18,647

Long-term liabilities:
Obligations under capital leases	14	31

Total long-term liabilities	14	31

Contingencies (see note 7)
Shareholders’ equity:
Common stock	83,855	65,009
Accumulated deficit	(5,619)	(22,263)
Accumulated other comprehensive income (loss)	(311)	165

Total shareholders’ equity	77,925	42,911

Total liabilities and shareholders’ equity	$102,763	$61,589

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$30,428	$24,156	$92,123	$64,340
Cost of sales	12,403	9,749	36,131	26,935

Gross margin	18,025	14,407	55,992	37,405

Operating expenses:
Research and development	2,123	1,143	5,446	3,727
Selling, general and administrative	10,533	8,763	32,100	23,834

Total operating expenses	12,656	9,906	37,546	27,561

Operating income	5,369	4,501	18,446	9,844

Interest income and other, net	92	(52)	419	321

Income before income taxes	5,461	4,449	18,865	10,165

Provision for (benefit) from income taxes	(862)	96	2,221	610

Net income	$6,323	$4,353	$16,644	$9,555

Net income per share
Basic	$0.28	$0.20	$0.75	$0.46

Diluted	$0.28	$0.19	$0.73	$0.42

Shares used for net income per share
Basic	22,196	21,364	22,101	20,875

Diluted	22,955	22,778	22,937	22,780

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$16,644	$9,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,066	681
Provision for doubtful accounts	53	(26)
Provision for excess and obsolete inventory	130	286
Tax benefit from employee stock options	14,825	—
Changes in assets and liabilities:
Accounts receivable	(2,489)	(6,362)
Inventories	(7,664)	(5,728)
Deferred tax assets	(15,006)	—
Prepayments and other current assets	(609)	(44)
Accounts payable	4,895	1,469
Accrued compensation	(357)	1,893
Warranty	442	383
Deferred revenue	1,169	1,414
Other current liabilities	1,229	946
Tax payable	(749)	452

Net cash provided by operating activities	13,579	4,919

Cash flows from investing activities:
Acquisition of property and equipment	(3,917)	(2,131)
Acquisition of intangibles and licenses	(433)	—

Net cash used in investing activities	(4,350)	(2,131)

Cash flows from financing activities:
Payments on obligations under capital leases	(15)	9
Proceeds from the sale of common stock under stock option plans	4,007	2,702
Proceeds from warrants exercised	15	—

Net cash provided by financing activities	4,007	2,711

Effect of exchange rate changes on cash and cash equivalents	(107)	13
Net increase in cash and cash equivalents	13,129	5,512
Cash and cash equivalents, beginning of period	15,954	7,158

Cash and cash equivalents, end of period	$29,083	$12,670

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include Laserscope and its wholly owned subsidiaries (the “Company,” “management,” “we,” “us,” “our”). All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated have been recorded. We recommend that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet data has been derived from the audited financial statements at that date. The results of operations for the three and nine months period ended September 30, 2005 are not necessarily indicative of the results expected for the full year or any other interim period.
Certain prior period balances have been reclassified to conform to the current financial statement presentation.
2. Stock-Based Compensation
The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure Amendment of SFAS No, 123.” Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF Issue No. 96-18”). Under SFAS No. 123 and EITF Issue No. 96-18, the fair value of options granted to non-employees is estimated using the Black-Scholes option pricing model and is periodically remeasured as the options vest.
Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on the Company’s net income would be as follows (in thousands, except per share amounts):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
Net Income	As Reported	$6,323	$4,353	$16,644	$9,555
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(928)	(437)	(2,318)	(1,461)

Net Income	Pro Forma	$5,395	$3,916	$14,326	$8,094

Basic Earnings Per Share	As Reported	$0.28	$0.20	$0.75	$0.46
	Pro Forma	0.24	0.18	0.65	0.39
Diluted Earnings Per Share	As Reported	$0.28	$0.19	$0.73	$0.42
	Pro Forma	0.24	0.17	0.62	0.36
For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life of options (in years)	4.30	4.45	4.27	4.42
Expected life of ESPP rights (in years)	0.50	0.50	0.50	0.50
Volatility for options	72%	81%	75%	84%
Volatility for ESPP rights	47%	46%	78%	46%
Risk free interest rate for options	4.12%	3.36%	3.90%	3.21%
Risk free interest rate for ESPP rights	3.53%	1.70%	2.68%	1.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
The weighted average fair value per share of options granted under our stock option plans during the three months ended September 30, 2005 and 2004, was $17.41 and $13.54, respectively. The weighted average fair value per share of options granted under our stock option plans during the nine months ended September 30, 2005 and 2004, was $18.83 and $14.96, respectively.
These pro forma amounts may not be representative of the effects on net income in future years following our adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) as options vest over several years and additional awards are generally made each year.
3. Inventories
Inventories were comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Sub-assemblies and purchased parts	$13,465	$9,120
Work-in-process	7,155	6,330
Finished goods	6,111	3,996

	$26,731	$19,446

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
Changes in product warranty obligations for the periods ended September 30, 2005 and 2004 are as follows (in thousands):

	Nine months ended
	September 30,
	2005	2004
Balance at beginning of period	$2,536	$1,947
Add: Expense for products sold	2,776	2,186
Expense to extend pre-existing warranties	92	—
Less: Cost of warranty service provided	(2,425)	(1,803)

Balance at end of period	$2,979	$2,330

Service Contracts
Deferred service contract revenue is recognized on a pro rata basis over the period of the applicable service contract. Costs are recognized as incurred. Changes in service contract liability for the periods ended September 30, 2005 and 2004 are as follows (unaudited, in thousands):

	Nine months ended
	September 30,
	2005	2004
Balance at beginning of period	$2,936	$1,433
Add: Payments received	4,765	3,416
Costs incurred under extended service contracts	2,679	1,982
Less: Revenue recognized	(4,279)	(2,828)
Settlements made under extended service contracts during the period	(2,679)	(1,982)

Balance at end of period	$3,422	$2,021

5. Net income per share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options and warrants. A reconciliation of the numerator and denominator used in the calculation of historical basic and diluted net income per share follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income used in computing basic and diluted net income per share	$6,323	$4,353	$16,644	$9,555

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	22,196	21,364	22,101	20,875
Add: Dilutive potential common shares used in computing dilutive net income per share	759	1,414	836	1,905

Total weighted average number of shares used in computing diluted net income per share	22,955	22,778	22,937	22,780

Net income per share
Basic	$0.28	$0.20	$0.75	$0.46
Diluted	$0.28	$0.19	$0.73	$0.42
Options to purchase 146,000 and 131,000 shares with a weighted average exercise price of $34.40 and $24.91 during the three month periods ended September 30, 2005 and 2004, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.
Options to purchase 61,000 and 57,000 shares with a weighted average exercise price of $34.40 and $25.92 during the nine month periods ended September 30, 2005 and 2004, respectively, were excluded from the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of our common stock during these periods and would have been anti-dilutive.

6. Comprehensive income
Total comprehensive income during the periods ended September 30, 2005 and 2004 consisted of ( in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$6,323	$4,353	$16,644	$9,555
Translation adjustments	(64)	8	(476)	51

Comprehensive income	$6,259	$4,361	$16,168	$9,606

7. Contingencies
During the quarter ended September 30, 2005, there were no material developments with respect to legal matters except as follows.
Palomar Medical Technologies, Inc. (“Palomar”) has informed Laserscope that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. The independent auditors have not yet issued a report of their findings. We believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement and intend to continue to negotiate with Palomar while vigorously defending our position. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
On November 8, 2005, we received notice from a customer of our GreenLight products alleging that we have violated certain terms of a specific treatment parameters/outcomes program agreement with it. We are in the process of assessing the allegations contained in the November 8, 2005 notice and will determine an appropriate response in due course. If this matter is resolved in a manner unfavorable to the company, it could have a material adverse impact on our financial results.
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
9. Income Tax Provision
We determined in the third quarter of 2005 that it is more likely than not that we will have sufficient future taxable income to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets. For interim reporting the effect of a change in judgment about the realiziability of deferred tax assets related to future years’ income should be recognized as of the date of the change in circumstances and should not be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate for the remainder of the year. This led to a tax benefit of approximately $0.9 million in the three months ended September 30, 2005. The valuation allowances we eliminated related mainly to net operating loss carryforwards arising from deductions taken on income tax returns in prior years for compensation arising from the exercise of stock options. This generated a $14.8 million increase to equity in the three months ended September 30, 2005.
Our effective income tax rate in the third quarter of 2005 was negative 16% as compared to positive 2% in the third quarter of 2004. For the nine months ended September 30, 2005 our effective income tax rate was 12% as compared to 6% for the nine months ended September 30, 2004. The income tax provision differed from a provision computed at the U.S. statutory rate as follows:

Nine months
ended
September 30,
2005
Federal statutory rate	35.0%
State, net of federal benefit	5.4%
R&D credits and export incentives	(3.4)%
Other	1.8%
Change in valuation allowance	(27.0)%

Total provision for income taxes	(11.8)%

10. Intangibles and Other Assets
In June 2005, we acquired certain intellectual property assets related to the SolisTM intense pulsed light aesthetic treatment device, including among other things the rights to certain patent applications, copyrights, trademarks, designs, trade secrets and licenses to certain other intellectual property (collectively, the “Solis Assets”) from New Star Lasers, Inc., which had been the OEM manufacturer of the Solis product prior to such asset purchase. We acquired the Solis Assets for $250,000 in cash and the OEM agreement between Laserscope and New Star Lasers, Inc. was superseded by a supply agreement pursuant to which New Star Lasers, Inc. is to sell certain component parts of the Solis product to us.
11. Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No 43. Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supersedes the FASB’s earlier rule (the original SFAS 123) that allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 2 to these condensed consolidated interim financial statements. In April 2005, the Securities and Exchange Commission (“SEC”) approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS 123(R) to have a significant adverse impact on our consolidated operating results.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment.” SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). We are currently assessing the guidance provided in SAB 107 in connection with the implementation of
SFAS 123(R).
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

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
Overview.
Laserscope is a leading provider of medical laser and other light-based systems for surgical and aesthetic applications. Founded in 1982, we are a pioneer developer of innovative technologies with over 8,000 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of lasers including KTP/532, Nd: YAG, and ER: Yag and other light-based systems and related energy delivery devices for medical applications.
We primarily serve the needs of two medical specialties: urology and aesthetic surgery. Our GreenLight™ laser system, offers a treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty. For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles.
In the United States, we distribute our urology products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Our urology customers also include various physician partnerships and certain medical technology rental companies that mobilize the GreenLight laser system in order to rent it to health care providers on a per use or shared use basis, increasing the availability of a single GreenLight laser for multiple sites. We distribute our aesthetic products through a combination of our direct sales force and our non-exclusive U.S. distribution partner Henry Schein, Inc. Until November 9, 2005, we also distributed our aesthetic products through the McKesson Corporation Medical Group (“McKesson”) pursuant to a distribution agreement, that was made non-exclusive in April 2005 and terminated effective as of November 9, 2005. On July 29, 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc. (the “HSI Agreement”), pursuant to which Henry Schein, Inc., a distributor of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. We intend to distribute our aesthetic product line through Henry Schein, Inc. on a non-exclusive basis for the foreseeable future. The Henry Schein, Inc. distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line. During 2004, sales to McKesson accounted for approximately 23% of our total revenues and at December 31, 2004, accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable.
Sales of our aesthetic products through McKesson and Henry Schein, Inc., as a percentage of total revenues for the respective periods during 2005, were as follows:

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005
McKesson Corp.	12%	7%	4%
Henry Schein, Inc.	—	—	2%
For both the periods ended March 31, 2005 and June 30, 2005, McKesson represented 11% of our total accounts receivable. As of September 30, 2005, neither McKesson or Henry Schein, Inc. accounted for greater than 10% of our total accounts receivable.
We anticipate that the percentage of aesthetic sales through Henry Schein, Inc. will increase in future periods. However, we are still engaged in the transitional phase of our distribution relationship with Henry Schein, Inc which involves significant training and coordination activities which are necessary to achieve an effective distribution partnership. Although to date we have made substantial progress in effecting this transition, there can be no assurance that our new relationship with Henry Schein, Inc will generate revenues equal to or greater than those previously generated through our relationship with McKesson.
In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. Laserscope is both ISO 13485 and CE certified.
For the three and nine months period ended September 30, 2005, our revenues and net income increased compared to the corresponding periods in 2004 primarily as a result of continued growth in sales of our main urology products, the GreenLight laser system and fiber optic delivery devices. Our reported revenue for the quarter ended September 30, 2005 was $30.4 million, a 26% increase as compared to total revenues of $24.2 million in the same period in 2004. Our net income in the third quarter of 2005 was $6.3 million, or $0.28 per diluted share, an increase in net income of 45% when compared to $4.4 million, or $0.19 per diluted share, in the same period of 2004.
In the third quarter of 2005, we experienced a decline in total revenues of 10% from the second quarter of 2005. Revenue declined in both our aesthetic and urology products. We believe several factors contributed to this decline including: seasonal slow down in elective procedures during the summer months, the disruptive impact of hurricanes and subsequent relief efforts in large areas of the southern United States on both patients seeking treatment and the availability of facilities and physicians to perform the PVP procedure using the GreenLight laser system, the potential that Medicare reimbursement rates for the PVP procedure would be reduced substantially from the currently effective rate which caused some customers to delay or cancel purchases, a precipitous decline in revenues generated through McKesson during the transition to Henry Schein, Inc, and competitive product offerings. As many of these factors are non-recurring events, we expect total revenues in the fourth quarter of 2005 to grow over the third quarter. We expect total annual revenues in 2006 to grow in the range of 20%-25% from 2005. We expect revenue from our urology products, fueled by sales of the GreenLight products, will continue to grow at a faster rate than revenue from our aesthetic products in 2006.
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
Sales of GreenLight delivery devices used for the Photoselective Vaporization of the Prostate (“PVP”) procedure grew in the nine month period ended September 30, 2005 both domestically and internationally over the same period of the prior year, and we expect continued growth in 2006. Our priority in the urology market is to establish the PVP procedure using the GreenLight laser system as the worldwide standard for treating BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. As a result, we continued to make significant investments in sales, marketing and professional education and training in the third quarter of 2005, and intend to continue to do so for the remainder of 2005. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially larger than the U.S. market, offers great promise but also a greater variety of challenges and uncertainties than our domestic market, which are discussed in greater detail in the “Risk Factors” section. We expect sales of our urology products in international markets to grow at a rate as fast or faster than domestic sales of our urology products, although there can be no assurance that such growth will occur.
Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the United States and in international markets. Recently, the Centers for Medicare and Medicaid Services (“CMS”) published its final rule on the Outpatient Prospective Payment System (“OPPS”) for outpatient hospital facility reimbursement for 2006. Under the final rule, PVP will be moved into a standard clinical Ambulatory Payment Classification (“APC”) code beginning in 2006. This APC, number 0429, includes all prostate laser procedures described by CPT codes 52647 and 52648. The 2006 national reimbursement rate for APC 0429 is $2,504.23. This new rate represents a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure currently in effect under the new technology APC code that became effective in April 2004, but higher than the approximately $1,850 per procedure paid prior to the assignment of the new technology APC code. The potential impact of the proposed reduction in Medicare reimbursement rates on PVP adoption in the U.S. is not certain at this time, although we believe that the new reimbursement rate of $2,500 for the PVP procedure may cause some customers who were considering our products not to purchase them.

We will continue to work diligently to obtain satisfactory health care reimbursement in our key domestic and international markets. Our sensitivity to public and private payer reimbursement rates makes us subject to a variety of risks and uncertainties, which are discussed in greater detail in the “Risk Factors” section.
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
The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004 (in thousands, except percentages):

	Three months ended					Nine months ended
	September 30, 2005		September 30, 2004%			September 30, 2005		September 30, 2004%
	Amount	%(a)	Amount	%(a)	Change	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers & Instrumentation	$14,767	49%	14,638	61%	1%	$44,919	49%	$39,600	62%	13%
Disposable supplies	13,450	44%	7,587	31%	77%	40,879	44%	19,277	30%	112%
Service	2,211	7%	1,931	8%	15%	6,325	7%	5,463	8%	16%

Total net revenues	$30,428	100%	24,156	100%	26%	$92,123	100%	$64,340	100%	43%

Gross margin	18,025	59%	14,407	60%	25%	55,992	61%	37,405	58%	50%

Operating expenses:
Research & development	2,123	7%	1,143	5%	86%	5,446	6%	3,727	6%	46%
Selling, general & administration	10,533	35%	8,763	36%	20%	32,100	35%	23,834	37%	35%

Net income	$6,323	21%	$4,353	18%	45%	$16,644	18%	$9,555	15%	74%

(a)	expressed as a percentage of total net revenues.
Lasers and instrumentation
Revenues from the sales of lasers and instrumentation increased 1% and 13% during the three and nine month periods ended September 30, 2005 respectively compared to the same periods in 2004. The increase is due primarily to increased revenue from the sale of GreenLight laser systems offset by a reduction in aesthetic laser revenues. Due to increase in sales of our disposable GreenLight fiber optic delivery devices, revenues from the sale of lasers and instrumentation as a percentage of total revenue declined in the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. We believe the increase in GreenLight laser revenue was driven by continued strong demand for these systems to treat BPH. Revenues from the sale of aesthetic lasers and instrumentation decreased moderately in the three and nine month periods ended September 30, 2005 compared to 2004. We believe the decrease in aesthetic laser revenues was due primarily to a precipitous decline in revenues generated through McKesson during the transition to Henry Schein, Inc.
Disposable Supplies
Revenues from the sales of disposable supplies increased 77% and 112% during the three and nine month periods ended September 30, 2005 over the corresponding periods in 2004. This increased revenue was driven primarily by an increase in shipments of GreenLight fiber optic delivery devices which totaled approximately 17,600 and 53,000 units in the third quarter and first nine months of 2005, up from approximately 10,000 and 24,900 units in the corresponding periods of 2004. We believe these increases were driven by the growing world wide body of clinical data that demonstrates the clinical efficacy, high safety profile, and cost effectiveness of the PVP procedure. We expect revenues from the sales of GreenLight fiber optic delivery devices to continue to increase worldwide.
Recently, the CMS  published its final rule on the

OPPS for outpatient hospital facility reimbursement for 2006. Under the final rule, PVP will be moved into a standard clinical APC code beginning in 2006. This APC, number 0429, includes all prostate laser procedures described by CPT codes 52647 and 52648. The 2006 national reimbursement rate for APC 0429 is $2,504.23. This new rate represents a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure currently in effect under the new technology APC code that became effective in April 2004, but higher than the approximately $1,850 per procedure paid prior to the assignment of the new technology APC code. The potential impact of the proposed reduction in Medicare reimbursement rates on PVP adoption in the U.S. is not certain at this time, although we believe that the new reimbursement rate of $2,500 for the PVP procedure may cause some customers who were considering our products, not to purchase them.
Service
Service revenues increased 15% and 16% during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The increases were due primarily to a greater number of service contracts sold to service our growing installed base of lasers. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on a time and material basis. We recognize revenues on service over the period of the service contract or when time and material services are performed. Increases in future service revenues depends on increases to the installed base of lasers, as well as the acceptance of our service contracts by our customers.
Gross margin
Gross margin as a percentage of revenues was relatively consistent during the third quarter of 2005 compared to the third quarter of 2004. International customers generated 29% of our revenues in the third quarter of 2005 as compared to 23% in the third quarter of 2004. Sales to international customers are generally at lower prices than in the United States as they are sold through distributors, resulting in lower gross profit margins. The increase in worldwide sales of disposable supplies at high margins was offset by the increased percentage of sales to international customers at lower profit margins. Gross margins as a percentage of revenue increased 3 percentage points during the nine month period ended September 30, 2005 over the corresponding period of 2004, primarily due to the increase in GreenLight fiber optic delivery device revenues which carry a higher gross profit margin than our lasers. Our gross profit margin will vary as our sales mix changes. Increases in sales of our GreenLight fiber optic delivery devices will generally raise our overall gross profit margin, whereas sales of products through distributors in international markets will tend to decrease our overall gross profit margin.
Research and development
Research and development expenses are the result of activities related to the development of new laser, instrumentation and delivery device products and the modification and enhancement of existing products. Research and development expenses increased 86% and 46% during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. As a percentage of total revenues these expenses increased marginally. We expect research and development (“R&D”) expenses to continue to increase in absolute dollars in the fourth quarter of 2005 and throughout 2006 as we pursue a variety of development projects.
Selling, general and administrative
Selling, general and administrative (“S,G&A”) expenses increased in absolute terms but marginally decreased as a percentage of revenues during the three and nine month periods ended September 30, 2005 compared to the same periods in 2004. The increases are due primarily to increased headcount costs and higher selling, marketing and clinical education expenses related to expanding the presence of the Company’s products in both the domestic and international markets, plus additional administrative support expenditures. We expect our S,G&A expenses to increase in the fourth quarter of 2005 and throughout 2006, but not exceed the rate of increase in our revenues.
Provision for Income Taxes
Our effective income tax rate in the third quarter of 2005 was negative 16% as compared to positive 2% in the third quarter of 2004. We determined in the third quarter of 2005 that it is more likely than not that we will have sufficient future taxable income to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets. For interim reporting the effect of a change in judgment about the realiziability of deferred tax assets related to future years’ income should be recognized as of the date of the change in circumstances and should not be allocated to subsequent interim periods by an adjustment of the estimated annual effective tax rate for the remainder of the year. This led to a tax benefit of approximately $0.9 million in the three months ended September 30, 2005. The valuation allowances we eliminated related mainly to net operating loss carry forwards (“NOLs”) arising from deductions taken on income tax returns in prior years for compensation arising from the exercise of stock options. This generated a $14.8 million increase to equity in the three months ended September 30, 2005. Our effective income tax rate is expected to be positive 12% in the fourth quarter of 2005. The effective income tax rate for 2006 is anticipated to be in the range of 39% to 40% though our cash payments for income taxes will be reduced while we utilize our NOL carryforwards.
Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No 43. Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for the inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material effect on our consolidated financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supersedes the FASB’s earlier rule (the original SFAS 123) that allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 2 to these condensed consolidated interim financial statements. In April 2005, the SEC approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS 123(R) to have a significant adverse impact on our consolidated operating results.
In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment.” SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).
In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.
Liquidity and Capital Resources.
The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at September 30, 2005 and for the nine months then ended (in thousands):

	September 30,	December 31,
	2005	2004
Cash and cash equivalents	$29,083	$15,954
Total assets	$102,763	$61,589
Total liabilities	$24,838	$18,678
Working capital	$70,301	$38,566
Our cash and cash equivalents consist principally of money market funds. Cash and cash equivalents were $29.1 million at September 30, 2005, an increase of $13.1 million compared with December 31, 2004.
Cash and cash equivalents were impacted principally by:
•	Positive cash flow from operating activities of $13.6 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $4.0 million; and

•	Capital expenditures of $3.9 million primarily for facility expansion and implementation of a new enterprise resource planning system.
Operating activities generated $13.6 million in cash in the nine months ended September 30, 2005 up from $4.9 million provided in the nine months ended September 30, 2004. In the first nine months of 2005 we:
•	Generated $17.9 million of cash from net income plus non-cash related expenses;

•	Used cash of $7.7 million to increase inventory levels, primarily for the GreenLight laser systems and delivery devices;

•	Increased accounts payable by $4.9 million due to increased sales and marketing expenses; and

•	Increased sales, which resulted in increases of $2.5 million and $1.2 million to accounts receivable and deferred revenue, respectively.
Net cash used in investing activities was $4.4 million in the nine months ended September 30, 2005 up from $2.1 million net cash used in the nine months ended September 30, 2004. The principal changes in cash used in investing activities in the first nine months of 2005 were due to acquisition of property and equipment. The remaining $0.4 million was used on the acquisition of intellectual property related to our new Solis aesthetic light-based treatment device.
Cash provided by financing activities was $4.0 million in the nine months ended September 30, 2005 up from $2.7 million cash provided in the nine months ended September 30, 2004. The principal factor that contributed to the cash provided by financing activities was cash received from the issuance of stock under employee stock programs.
We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on our eligible accounts receivable and inventory. At September 30, 2005, we had approximately $5.0 million in borrowing capacity and no borrowings outstanding. Our assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as the we collect our accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of our stock. The agreement further requires we maintain a minimum tangible net worth. As of September 30, 2005, we were in compliance with all covenants and had no outstanding borrowings under the line of credit facility.
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

Contractual Obligations.
On July 29, 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc, pursuant to which Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States.
We did not enter into any other additional material contractual obligations during the quarter ended September 30, 2005.

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
Demand for our products in the United States and internationally is highly dependent on the ability of physicians, hospitals and other healthcare facilities to obtain satisfactory reimbursement rates for our products and services performed with our products from private and governmental third-party payers as well as direct payments from consumers. If satisfactory reimbursement rates are not maintained, demand for Laserscope products would decline and our business and financial results and cash flows would suffer.
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
Market acceptance of our products internationally may depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.
Increasing the use of our GreenLight laser system to perform the Photoselective Vaporization of the Prostate (“PVP”) procedure could be hindered by the ongoing efforts of major third-party payers for healthcare in the United States (such as Medicare, Medicaid, private healthcare insurance and managed care plans) and in our key international markets such as the European Union and the Asia-Pacific region to contain healthcare costs through stricter coverage criteria, price regulation, and lower payments for all items, including healthcare services, disposable medical products and medical capital equipment.
The current Facility Fee reimbursement for PVP in the United States has been reduced and could be reduced further, eliminated or utilized by a competitor.
Demand in the United States for our GreenLight laser system and disposable fiber optic delivery devices is highly dependent on the reimbursement for the PVP procedure when it is performed in the hospital outpatient setting. The rate set by Medicare is particularly influential on demand because Medicare is the largest single payer for PVP procedures and because many commercial payers use Medicare payments as a benchmark for their reimbursement rates. In November 2005, the 2006 national reimbursement rate for the PVP procedure was reduced to a new rate of $2504.23, which represents a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure previously in effect since April 2004.
Medicare pays for hospital outpatient services on a rate-per-service basis that varies according to the ambulatory payment classification (“APC group”) to which the service is assigned. Services within a particular APC are supposed to be like in clinical character and resource utilization. Medicare uses the median cost to establish a payment amount for the services grouped with a single APC. The hospital outpatient payment rate includes the national payment amount that is made up of the Medicare payment and the beneficiary co-payment to the facility. Special payments are made under the hospital outpatient payment system for new technology items in one of two ways. The first is through a temporary add-on payment or “transitional pass-through payments.” This applies to certain drugs, devices and biologics. The second is through a temporary assignment to a New Technology APC. New services, not specific items, generally are handled through this method. Assignment to a New Technology APC is time limited. Medicare has the discretion to reassign a new technology service to a standard clinical APC when it feels it has sufficient data to understand the costs incurred by hospitals to provide the service.
The APC code applicable to the PVP procedure has varied since its launch. Laserscope submitted a New Technology Application to the Centers for Medicare and Medicaid Services (“CMS”) in September 2003, and was notified by Medicare several months afterwards that the application was approved. As a result, PVP was assigned temporary HCPCS code C9713 and was assigned to New Technology APC 1525, effective April 1, 2004. The national average payment rate for APC 1525 is $3,750.00. In July 2005, CMS published its proposed rule regarding the 2006 Outpatient Prospective Payment System (“OPPS”) for outpatient hospital facility reimbursement. In this rule, CMS proposed to transfer PVP to a standard clinical Ambulatory Payment Classification (“APC”) code beginning in 2006. CMS recently finalized this proposal based on the agency’s belief that although it had less than a full-year of hospital claims data for PVP, it had a sufficient number of claims upon which to establish the median cost for performing the procedure billed under code C9713, and, therefore, a median cost could be established. As of January 1, 2006, PVP will be assigned to APC 0429, which includes all prostate laser procedures described by CPT codes 52647 and 52648. The 2006 national reimbursement rate for APC 0429 is $2,504.23. This new rate represents a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure currently in effect under the new technology APC code that became effective in April 2004. Additionally, the new technology APC is not solely specific to our products and can be used by other technologies that meet the requirements of the APC coding guidelines. If a competitor were able to obtain reimbursement under the current APC code for the PVP procedure using its product, demand for our product could be reduced and our financial results could suffer.
Physician Fee Schedule reimbursement for PVP in the United States remains uncertain.
Demand in the U.S. for our GreenLight laser system and disposable fiber optic delivery devices is also highly dependent on the reimbursement rates physicians are paid to perform a PVP procedure. In particular, Medicare payments to physicians for the PVP procedure are of critical importance as Medicare is the largest single payer for PVP procedures and its reimbursement rates are used as a benchmark by many commercial payers.
Medicare pays for physician services under a uniform, national fee schedule based on relative value units (“RVUs”) that reflect the physician work and overhead costs associated with furnishing a particular item or service. Medicare assigns different RVUs for a single procedure depending on whether the service is performed in the physician’s office or a facility such as a hospital outpatient department or ambulatory surgery center. The non-facility payment rate is higher and is meant to reflect the fact that physicians incur greater overhead costs when they perform a procedure in their office.
Today, physicians generally use CPT code 52647 to describe to payers that they have performed a PVP procedure. Some physicians use CPT code 52648, another prostate laser procedure code. As of January 1, 2006, PVP will be assigned to APC 0429, which includes all prostate laser procedures described by CPT codes 52647 and 52648. Currently, physician office practice expense RVUs are not assigned to this code because historically the services described by APC 0429 were not performed in a physician office. Both the American Urological Association and Laserscope has requested that CMS assign temporary office practice expense RVUs to this code. If CMS does not take such action before the end of the year, beginning in January physicians will not receive reimbursement for their overhead costs for performing PVP in the office-setting, which could reduce the demand for the PVP procedure when performed in the physician’s office. Furthermore, there is the chance that at some time in the future PVP may be assigned a payment level that does not pay physicians at a rate they feel adequately reflects the time, effort and resource costs associated with the procedure. If physicians were paid at a rate for the PVP procedure they felt was inadequate, such underpayments would discourage physicians from performing the PVP procedure. Similarly, should Medicare underpay PVP relative to other procedures it will negatively influence physician adoption of the PVP procedure, which would reduce demand for our products and harm our financial performance. CMS reimbursement decisions regarding the physician Fee Schedule for PVP in any site of service remain uncertain and could result in maintenance of the current reimbursement structure or a decrease in reimbursement rates which could adversely affect PVP procedural volume and sales of our products.
PVP physician reimbursement is typically lower, on a per-procedure basis, compared to other BPH therapies.
The current national average rate of reimbursement paid by Medicare to physicians for performing the PVP procedure on a per-procedure basis is, in some cases, substantially lower than the reimbursement rate paid for performing certain other BPH therapies on a per-procedure basis. While we believe that this disparity results in physicians and hospitals not being reimbursed at a rate commensurate with the necessary resources and work required to do the PVP procedure in all sites of service currently being used by physicians, there can be no assurance that CMS will adjust reimbursement rates to address this disparity. Further, there can be no assurance that physician reimbursement for these other therapies will not be maintained at current levels or raised relative to reimbursement for PVP or that the physician reimbursement for PVP will be maintained at current levels or increased relative to other BPH therapies. The adoption rate of the PVP procedure in the United States is highly dependent upon hospital and physician economics. A substantial reduction in payments to facilities and/or a continuation of the disparity which currently exists between the physician reimbursement for certain other BPH therapies and that for PVP could cause a reduction in the adoption of PVP by hospitals and physicians, which would reduce demand for our products and harm our business.
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
Furthermore, we cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States . We have not attempted to secure patent protection in foreign countries, and the laws of some foreign countries may not adequately protect our intellectual property as well as the laws of the United States. As we increase our international presence, we expect that it will become more difficult to monitor the development of competing technologies that may infringe on our rights as well as unauthorized use of our technologies.
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
If we are unable to protect the integrity, safety and proper use of our disposable fiber optic delivery device used with the GreenLight laser system, it could result in negative patient outcomes and reduce our disposable delivery device recurring revenue stream.
Ensuring the integrity, safety and proper use of the GreenLight disposable fiber optical delivery device, also known as the ADDStat fiber optic delivery device, referred to elsewhere in this Report as the “delivery device”, used with the GreenLight laser system is crucial to achieving optimal patient outcomes from the PVP procedure. With this is mind, we manufacture the ADDStat fiber using high quality materials and exacting production standards. We inspect each unit carefully to check that it conforms to our specifications and use diligent efforts to ensure that the delivery device is used appropriately in connection with the GreenLight laser system. However, if a third party were to produce and distribute a counterfeit version of the GreenLight delivery device or an inferior substitute delivery device to our customers, use of inferior materials, poor design, shoddy construction or improper handling or use of such products could result in severe adverse patient events. While we are constantly making diligent efforts to promote positive clinical outcomes by protecting the safety, integrity and proper use of our products, particularly the GreenLight delivery device, one or more third party manufacturers may produce counterfeit or inferior quality delivery devices that our customers may, knowingly or unknowingly, purchase for use with the GreenLight laser system. In addition, it is possible that our customers may seek to violate our prohibition on reuse of delivery devices (or reuse inferior substitute delivery devices) on unwitting patients, reducing the efficacy of the procedure and exposing such patients to the risk of blood-borne pathogens. Use of such third party delivery devices or misuse of our genuine GreenLight delivery devices could result in adverse clinical outcomes, potentially reducing demand for PVP and decreasing demand for our products. Although we use a variety of methods to protect patients from inferior delivery devices and the reuse of our GreenLight delivery devices, including legal and regulatory safeguards, system enabling, patient education and safety packaging among other measures, there can be no assurance that such methods will be effective at avoiding the introduction of such counterfeit or substitute delivery devices into the market. Moreover, use of counterfeit or substitute disposable delivery devices for use with the GreenLight laser system or unauthorized reuse of delivery devices, would displace sales of our GreenLight disposable delivery devices reducing our recurring disposable delivery device revenue stream and harming our business.
We participate in competitive markets with companies that have significantly greater financial, technical, research and development, manufacturing and marketing resources and/or who produce standard, entrenched medical technologies.
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
•	market acceptance of our products;

•	product performance;

•	price;

•	satisfactory reimbursement of the PVP procedure by public and private third party payers;
•	customer support;

•	the success and timing of new product development; and

•	continued development of successful distribution channels.
Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. To compete effectively, we will need to continue to expand our product offerings, periodically enhance our existing products and continue to enhance our distribution.
Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty, orthopedics, and lithotripsy. Their products may compete for the same capital equipment and disposable device funds as our products, and accordingly, these manufacturers may be considered our competitors. Generally, surgical laser manufacturers such as Laserscope compete with standard surgical methods and other medical technologies and treatment modalities. Several of these manufacturers and their distribution partners offer products for the treatment of BPH using similar technologies to ours and engage in aggressive marketing campaigns and promotional efforts targeted at our products and customers. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.
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
Our historical growth and international expansion, have placed, and are expected to continue to place, a significant strain on our managerial, operational and financial resources as well as our financial and management controls, reporting systems and procedures. Although some new controls, systems and procedures have been implemented, our future growth, if any, will depend on our ability to continue to implement and improve operational, financial and management information and control systems on a timely basis, together with maintaining effective cost controls. Our inability to manage any future growth effectively would be harmful to our revenues and profitability.
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
As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our international revenues were 29% of total revenues in the quarter ended September 30, 2005 and 23% in the quarter ended September 30, 2004. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:
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
Accordingly, if these risks actually materialize, our international operations may be adversely affected and sales to international customers, as well as those domestic customers that use foreign fabrication plants, may decrease
Our business has significant risks of product liability claims, which could drain our resources and exceed our limited insurance coverage.
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
At present, we maintain product liability insurance on a “claims made” basis with coverage commensurate with our business and product lines. We cannot assure that such insurance coverage will be available to us in the future at a reasonable cost, if at all, nor can we assure that other claims will not be brought against us in excess of our insurance coverage.
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
In addition, we are subject to review, periodic inspection and marketing surveillance by the FDA to determine our compliance with regulatory requirements for any product for which we obtain marketing approval. Following approval, our manufacturing processes, subsequent clinical data and promotional activities are subject to ongoing regulatory obligations. If the FDA finds that we have failed to comply with these requirements or later discovers previously unknown problems with our products, including unanticipated adverse events of unanticipated severity or frequency, manufacture or manufacturing processes or failure to comply with regulatory requirements, it can institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions, including:
•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	restrictions on our products or manufacturing processes, including operating restrictions, partial suspension or total shutdown of production;

•	denial of requests for 510(k) clearances or PMAs of product candidates;

•	withdrawal of 510(k) clearances or PMAs already granted;

•	disgorgement of profits; and

•	criminal prosecution.
Any of these enforcement actions could affect our ability to commercially distribute our products in the United States and may also harm our ability to conduct the clinical trials necessary to support the marketing, clearance or approval of these products and could materially and adversely affect our business.
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
We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (“CDHS”), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA’s current “Good Manufacturing Practice” regulations. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.
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
We are also subject to regulation under federal and state laws regarding, among other things, occupational safety, the use and handling of hazardous materials and protection of the environment. While we believe that we are in material compliance with these requirements, noncompliance with any such requirements could have a material adverse effect on our business.
The regulatory approval process outside the United States varies depending on foreign regulatory requirements and may limit our ability to develop, manufacture and sell our products internationally.
To market any of our products outside of the United States, we and our collaborative partners, including certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for diagnostic products. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.
As we have limited working capital, we may need additional capital that may not be available to us and, if raised, may dilute our shareholders’ ownership interest in us.
We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.
As of September 30, 2005, our total assets were $102.8 million and our total liabilities were $24.8 million. As of the same date, our working capital was $70.3 million and our cash and cash equivalents totaled $29.1 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.
In 2005, except for shares issued through the Company’s Employee Stock Purchase Plan and through the exercise of stock options under the Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 363,212 shares.
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
Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current shareholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance our products or services, or otherwise respond to competitive pressures would be significantly limited.
We may have difficulty sustaining profitability and may experience additional losses in the future.
Although we recorded net income of $14.7 million, $2.5 million, and $0.3 million for fiscal years 2004, 2003, and 2002 respectively, prior to 2002, we had prolonged periods of consecutive quarterly net losses. At September 30, 2005, we had an accumulated deficit of $5.6 million. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. As we plan on continuing the growth of our business while implementing cost control measures, we may not be able to successfully generate enough revenues to remain profitable with this growth. Any failure to increase our revenues and control costs as we pursue our planned growth would harm our profitability and would likely negatively affect the market price of our stock.
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
Our expenditures for research and development were $5.4 million in the nine months ended September 30, 2005, $5.2 million in 2004, $4.4 million and $3.8 million in each year of 2003 and 2002, respectively. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.
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
Our industry has been characterized by frequent allegations of patent infringement and/or other intellectual property related activity including demands for licenses and litigation. Our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products, and our business would suffer as a result.
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
Infringement and other intellectual property related claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from our core business. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, either of which would have a material adverse effect on our business, results of operations and financial condition.
Any acquisitions or divestitures we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.
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
We may be unable to attract and retain key personnel who are critical to the success of our business.
Our future success also depends on our ability to attract and retain engineers and other highly skilled personnel and senior managers. In addition, in order to meet our planned growth we must increase our sales force, both domestic and international, with qualified employees and personnel. Hiring qualified technical, sales and management personnel is difficult due to a limited number of qualified professionals and competition in our industry for these types of personnel. We have in the past experienced delays and difficulties in recruiting and retaining qualified technical and sales personnel and believe that at times our personnel are recruited aggressively by our competitors and start-up companies. Our employees are “at will” and may leave our employment at any time. As a result, we may experience significant employee turnover. Failure to attract and retain personnel, particularly sales and technical personnel would make it difficult for us to develop and market our technologies.
In addition, our business and operations are substantially dependent on the performance of our key personnel, including Eric Reuter, our President and Chief Executive Officer, Derek Bertocci, Vice President Finance and Chief Financial Officer, Bob Mathews, Group Vice President, Operations and Product Development, and Robert Mann, Group Vice President, Worldwide Sales and Marketing. We do not have formal employment agreements with Messrs. Reuter, Bertocci, Mathews and Mann and do not maintain “key person” life insurance policies on their lives. If such individuals were to leave or become unable to perform services for our company, our business could be severely harmed.
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
If we are unable to expand and maintain our relationship with our U.S. distribution partner, Henry Schein, Inc. on favorable contractual terms, our business may be harmed.

In July 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc. (the “HSI Agreement”), pursuant to which Henry Schein, Inc., a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. The HSI Agreement is terminable by either party upon 90 days notice. The Henry Schein distribution relationship is intended to replace our distribution relationship with McKesson, which terminated effective November 9, 2005. McKesson had been our exclusive U.S. distribution partner for aesthetic products for nearly four years until April 2005, when our relationship with McKesson was made nonexclusive. On August 9, we received a notice from McKesson that it intended to terminate the McKesson Agreement effective in November 2005. Following the amendment of our distribution agreement with McKesson to make it nonexclusive and prior to termination of the distribution relationship with McKesson, we experienced a significant decline in sales of our aesthetic products through McKesson. Sales of our aesthetic products through the Henry Schein relationship failed to offset the decline in revenues through McKesson in the third quarter of 2005. A national distribution relationship that extends our reach is important to our success because the potential customer base for our aesthetic product line includes physicians from a variety of specialties including among others, dermatologists, plastic surgeons, primary care and OB/GYN physicians. During the term of our distribution relationship with McKesson, sales to McKesson accounted for a substantial portion of our revenues. Most recently, revenues from the McKesson relationship accounted for approximately 23% of our total revenues at December 31, 2004, and accounts receivable from McKesson accounted for approximately 25% of our total accounts receivable. For the nine month period ended September 30, 2005, sales through McKesson accounted for approximately 8% of our total revenues and at September 30, 2005 accounts receivable from McKesson accounted for approximately 5% of our total accounts receivable. Although we expect revenue generated through Henry Schein to increase significantly as this new distribution relationship is fully implemented, there can there be no assurance that our distribution relationship with Henry Schein will adequately replace our relationship with McKesson and we may be unable to generate sufficient revenues on a timely basis or at all. If we are unable to effect a timely and effective transition to the new distribution relationship and maintain a favorable relationship with Henry Schein and/or another major U.S. distribution partner or if Henry Schein or any such other U.S. distribution partner encounters financial difficulties, it could have a material adverse effect on our business, financial condition, results of operations, and future cash flows.
If we are unable to effect a swift transition and rapidly establish a strong working relationship with our U.S. distribution partner, Henry Schein, we may be unable to achieve growth in sales of our aesthetic product line in a timely manner or at all.
The Henry Schein distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line, but as of yet has not replaced the revenues previously generated through McKesson. During 2004, sales to McKesson accounted for approximately 23% of our total revenues, and revenues generated through McKesson in 2005 declined, such sales represented a material portion of our revenues. In the third quarter of 2005, revenues generated through Henry Schein failed to offset the decline in revenues through McKesson. Establishing a strong U.S. distribution partner for our aesthetic products is important to our future success in the near future and beyond. The initial phase of our distribution relationship with Henry Schein involves significant training and coordination activities which are necessary to achieve a successful distribution partnership. Although to date we have made substantial progress in effecting this transition, unless we are able to accelerate this process and expand our relationship rapidly we will be unable to generate revenues sufficient to replace those previously generated through our relationship with McKesson.
If our products contain defects that harm our customers’ patients, it would damage our reputation, subject us to potential legal liability and cause us to lose customers and revenue.
Laser systems and fiber optic delivery devices are inherently complex in design and manufacturing. Laser systems require ongoing regular maintenance. The manufacture of our lasers, laser products, disposable delivery devices, and systems involve highly complex and precise processes. As a result of the technical complexity of our products, changes in our or our suppliers’ manufacturing processes or the inadvertent use of defective materials by us or our suppliers could result in a material adverse effect on our ability to achieve acceptable manufacturing yields and product reliability. To the extent that we do not achieve such yields or product reliability, this could have a material affect on our business, financial position, and results of operations.
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
The stock market has from time to time experienced extreme price and volume fluctuations, particularly among stocks of high technology companies, which, on occasion, have been unrelated to the operating performance of particular companies. Factors not directly related to our performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of our common stock.
As of October 31, 2005, we had 22,264,131 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.
We are a party to legal proceedings arising in the ordinary course of business.
We are party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on Laserscope’s financial position, results of operations, or future cash flows.
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
Natural catastrophic events, such as earthquakes, hurricanes, or terrorist attacks may reduce our revenues and harm our business.
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
In addition, as our business has grown, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic conditions, natural and man-made disasters. Disruptions in large areas of the United States due to natural disasters and subsequent relief efforts, as seen with the hurricanes that struck the southern United States in the summer and fall of 2005, could have a material adverse effect on our business, operating results, and financial condition. The effects of war or acts of terrorism could likewise have a material adverse effect on our business, operating results, and financial condition. The terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the United States and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results, financial condition and cash flows could be materially and adversely affected.
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
Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans and other options and warrants.
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
Interest Rate Risk.
At September 30, 2005, we had no bank loans or debentures. In the nine months ended September 30, 2005 and 2004, we did not use derivative financial instruments. We invest our excess cash in money market funds. Historically, our debt financings generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. While we had no borrowing in the current quarter, if we borrow in the future, our interest expense may be greater than expected due to changes in interest rates.
Foreign Currency Risk.
Our International revenues were 29% and 23% of total revenues in the quarters ended September 30, 2005 and 2004. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our expenses are typically denominated in local currencies. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions for speculative or trading purposes.
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
Limitations on Effectiveness of Disclosure Controls. We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to correct any material deficiencies that we may discover. Our goal is to ensure that our senior management has timely access to material information that could affect our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures. The effectiveness of controls cannot be absolute because the cost to design and implement a control to identify errors or mitigate the risk of errors occurring should not outweigh the potential loss caused by errors that would likely be detected by the control. Moreover, we believe that disclosure controls and procedures cannot be guaranteed to be 100% effective all of the time. Accordingly, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.

PART II. OTHER INFORMATION
Item 5. Other Information
Palomar Medical Technologies, Inc. (“Palomar”) has informed Laserscope that it disputes the method used by Laserscope for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the Patent License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the Patent License Agreement. The independent auditors have not yet issued a report of their findings. We believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement and intend to continue to negotiate with Palomar while vigorously defending our position. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
On November 8, 2005, we received notice from a customer of our GreenLight products alleging that we have violated certain terms of a specific treatment parameters/outcomes program agreement with it. We are in the process of assessing the allegations contained in the November 8, 2005 notice and will determine an appropriate response in due course. If this matter is resolved in a manner unfavorable to the company, it could have a material adverse impact on our financial results.
Item 6. Exhibits
(a) Exhibits filed herewith (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description
10.1*	Form of Distribution Agreement between Laserscope and Henry Schein, Inc. dated July 29, 2005.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
* Confidential treatment has been requested.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASERSCOPE Registrant
/s/ Derek Bertocci
Derek Bertocci
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 9, 2005

Exhibit Index

Exhibit
Number	Description
10.1*	Form of Distribution Agreement between Laserscope and Henry Schein, Inc. dated July 29, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Confidential Treatment has been requested.