Form 10-K
period 2005-12-31
LASERSCOPE
filed 2006-03-15
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005,
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
Common Stock, no par value
Common Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Exchange Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑         Accelerated Filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes ☐        No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $738,542,437 based upon the closing sale price on the NASDAQ National Market System reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date

Class	Outstanding at February 28, 2006

Common Stock, no par value per share	22,324,393 shares
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s notice of annual meeting of shareholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part III of this report.

LASERSCOPE

i

REFERENCES
      References made in this Report to “Laserscope,” the “Company,” the “Registrant,” “We,” “Us,” or “Our” refer to Laserscope and its subsidiaries.
      The following are registered trademarks of Laserscope, which may be mentioned in this report:

Dermastat;
Gemini;
GreenLight PV;
Laserscope;
MicroBeam;
Opthostat;
Venus; and
StoneLight.

The following are common law trademarks and service marks of Laserscope, which also may be mentioned in this report:

AccuStat;	MicronSpot;
ADD;	Microstat;
ADDStat,	Model 630 PDT Dye Module;
Aura;	Model 630XP PDT Dye Module;
Aura i;	SmartScan.
Aura SL;	SmartConnector;
Aura XP;	Solis;
Dermastat;	StarPulse;
Endostat;	Venus i;
GreenLight;	VersaStat;
Lyra;	VersaStat I; and
Lyra i;	800 Series KTP/YAG Surgical Laser System.
Lyra XP;

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
General Overview of Business
      Laserscope designs, manufactures, sells and services, on a worldwide basis, an advanced line of medical laser systems and related energy delivery devices for the medical office, outpatient surgical center and hospital markets. We are a pioneer in the development and commercialization of lasers, and light source and advanced fiber-optic devices for a wide variety of applications. Our product portfolio consists of lasers and other light-based systems and related energy delivery devices for medical applications.
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

Basic Corporate Information
      Laserscope is a California corporation that was founded in 1982 we shipped our first product in 1984. During our initial years, we were funded by several venture capital firms and by E.I. du Pont de Nemours & Company. We received the first in a series of United States regulatory clearances in 1987 and completed our initial public offering in December 1989. We have three wholly owned subsidiaries, including Laserscope UK, Ltd.; a United Kingdom Corporation, Laserscope France, S.A. a French Corporation and Laserscope International, Inc., a Delaware corporation. Our principal executive offices are located at 3070 Orchard Drive, San Jose, California 95134-2011. Our website address is www.laserscope.com. Information on our website, and websites linked to it, is not intended to be part of this report.

Market Focus
      We market and sell our products in two main markets including urology and aesthetics.

Urology
      Approximately one out of every two men over the age of fifty will have an enlarged prostate. By the age of 80, 80% of all men will develop this condition, also known as Benign Prostatic Hyperplasia (“BPH”). It is estimated that 30 million men worldwide have this condition. The prostate is a walnut-shaped gland located beneath the bladder and the rectum. It surrounds the urethra, the tube that carries urine. Found only in men, the main function of the prostate is to provide fluid for semen. BPH is a non-cancerous enlargement that causes urinary complications. Symptoms of BPH include frequent urination, the urgent need to urinate, and the feeling that the bladder never completely empties. BPH affects more than 11 million men in the United States. According to the Millennium Research Group, in 2003 there were approximately 2.5 million men treated for the condition in the United States and that number is expected to grow to over 3 million men by 2008. Non-drug interventional treatments in the United States during 2003 were estimated to be over 293,000. When urinary symptoms become bothersome, treatment is usually needed. Treatments include: medical therapy (drugs), thermal therapies, transurethral resection of the prostate (“TURP”), and photo-selective vaporization of the prostate (“PVP”).
      The PVP procedure using our GreenLight PV laser system and GreenLight PV single-use fiber optic delivery device has been demonstrated to offer a relatively safe, durable, and clinically efficacious procedure to treat BPH with minimal side effects that can give patients quick and substantial relief from their BPH symptoms. PVP uses focused high power light energy at the 532 nm wavelength applied through a small, flexible sterile fiber optic delivery device which the urologist uses to safely, efficiently and virtually bloodlessly vaporize thin layers of the unwanted prostatic tissue until the patient’s prostatic channel is restored. A PVP treatment often results in nearly immediate symptom relief for the patient. PVP is often done on an outpatient basis and patients often can go home without an in-dwelling catheter the same day following their surgery. We estimate that over 125,000 PVP procedures have been performed worldwide since the GreenLight laser system and PVP procedure were made commercially available in 2002. In 2005, we believe approximately 54,000 PVP procedures were performed in the U.S. and over 19,000 performed internationally.

Aesthetics
      Our aesthetic business focuses primarily on cosmetic treatments of dermatology-related conditions. We entered the dermatology/aesthetic surgery market in the mid 1990’s with several, highly versatile laser systems. Our laser systems perform a variety of aesthetic treatments including: vascular lesions, red veins on the face and legs, port wine stains and pigmented lesions such as lentigos and sun-damage, wrinkles, leg veins, pseudofolliculitis (shaving bumps), hair removal, enhanced skin rejuvenation, and skin resurfacing.

Other Markets
      Our products are also used in several other applications. Since the early 1990’s, the ear, nose and throat (ENT), gynecology (OB/ GYN) and general surgery specialties have continued to represent markets into which we sell our broad range of laser systems and energy delivery devices and surgical instruments.

Products

Laser Platforms:
      Our GreenLight PV laser system is a KTP single wavelength laser used for PVP. In the first quarter of 2002, we began selling the GreenLight PV laser system and ADDStat disposable fiber-optic delivery device used to perform the PVP procedure for the treatment of BPH. Since that time, we believe that more than 2,000 urologists collectively have performed more than 125,000 PVP procedures using the GreenLight PV laser system.
      Our FDA cleared Lyra i and Lyra XP laser systems are compact Nd:YAG, single wavelength lasers used primarily for aesthetic procedures, including hair removal, vascular lesions, pseudofolliculitis (shaving bumps), wrinkle treatments and leg vein treatments in physician offices.
      Our Aura i and Aura XP laser systems are compact, highly portable, KTP/532 single wavelength lasers designed for office use. The Aura series laser’s integrated StarPulse feature is designed for the treatment of benign vascular and pigmented lesions, including leg and facial telangiectasia (spider-like veins) and pigmented lesions such as age-spots or lentigos, sun damage and acne. It can also be used as a continuous wave laser for surgical applications that include endoscopic blepharoplasty, rhinoplasty, facelifts, tonsillectomy, wart removal and snoring cessation.
      Another application for our technology is the combined use of the Aura and the Lyra lasers in a procedure known as enhanced skin rejuvenation. Enhanced skin rejuvenation uses both wavelengths to improve appearance by addressing facial wrinkles as well as treating age spots and red facial veins.
      Our Gemini laser system introduced in February 2004, combines both the wavelengths and pulsing characteristics of our two aesthetic products, the Aura and Lyra laser systems, into a single, higher power and faster platform product. The Gemini is currently FDA-cleared for 21 different non-invasive aesthetic applications.
      Our Venus i Erbium:YAG laser system is among the most compact and powerful, commercially available Erbium lasers for micro-laser peels, skin resurfacing (wrinkle removal) and acne scar resurfacing.
      Our Solis introduced in 2005 is an innovative intense pulsed light device that features a large 10.64cm2 spot for rapidly performing hair reduction and full body rejuvenation.
      Our 800 Series KTP/ YAG Surgical Laser System is designed for use in hospitals. It is a high-power, dual-wavelength system with applications in urology, general surgery, and other surgical specialties. The 800 Series System, which provides up to 40 watts of KTP/532 energy and 100 watts of Nd:YAG energy, can also serve as a base laser system for our PDT laser dye module, enabling photo-dynamic therapy applications.

Laser Devices, Instruments and Disposables:
      We offer a broad line of surgical instrumentation, disposables, kits and other accessories for use with our surgical laser systems. These products include disposable fiber optic devices, side-firing fiber optic devices, individual custom hand pieces for specific surgical applications, scanning devices, micromanipulators for microscopic surgery, procedure-specific kits and accessories and various other devices.
      Our ADDStat disposable fiber-optic delivery device, also known as the GreenLight PV delivery device, is used primarily in the PVP procedure by delivering over 80 watts of average power from the GreenLight PV laser system to vaporize the soft tissue in the prostate gland.
      We have developed the VersaStat i hand piece for use with our aesthetic lasers. It allows the operator to continuously and easily adjust the spot size of the laser from 1 to 5mm without changing hand pieces.
      Our disposable optical fibers are available in different lengths and diameters for different surgical applications and preferences. The hand pieces, which are used to hold and aim the delivery device, give the doctor the feel of a traditional surgical tool. When used in contact with body tissue, they provide tactile feedback similar to conventional surgery.

Sales and Marketing
      We concentrate much of our marketing efforts for our products on high volume surgical procedures treating conditions of aging such as the treatment of BPH, facial vascular lesions, the treatment of leg veins and hair removal. We believe that increased market awareness of both the benefits of our laser procedures and the drawbacks of conventional procedures is one of the most important factors in expanding the market for our laser and laser-based products. As a result, we have designed our marketing and sales strategy around a strong educational and clinical training effort to promote awareness of the versatility, safety, and cost-effectiveness of our laser systems and to increase the likelihood of positive clinical outcomes.
      We promote our products through trade shows and exhibits covering most of the surgical specialties, physician workshops and seminars, medical journal advertising and direct mailings. We also conduct patient marketing through various web based initiatives. We support and participate in a substantial number of workshops and seminars. For laser products, the workshops usually include a demonstration of our laser systems and often provide surgeons with hands-on experience using our products.

Distribution
      In the United States, we distribute our urology products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Our urology customers also include various physician partnerships and certain medical technology rental companies that mobilize the GreenLight PV laser system in order to rent it to health care providers on a per use or shared use basis, increasing the availability of a single GreenLight PV laser system for multiple sites. We distribute our aesthetic products through a combination of our direct sales force and our non-exclusive U.S. distribution partner Henry Schein, Inc. (“Henry Schein”). Until November 9, 2005, we also distributed our aesthetic products through the McKesson Corporation Medical Group (“McKesson”) pursuant to a distribution agreement, that was made non-exclusive in April 2005 and terminated effective as of November 9, 2005. On July 29, 2005, we entered into a non-exclusive distribution agreement with Henry Schein (the “HSI Agreement”), pursuant to which Henry Schein, a distributor of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. We intend to distribute our aesthetic product line through Henry Schein on a non-exclusive basis for the foreseeable future. The Henry Schein distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line.
      Sales of our aesthetic products through McKesson and Henry Schein as a percentage of total revenues for the respective periods were as follows:

	Years Ended
	December 31,

	2005	2004	2003

McKesson Corp.	6%	23%	31%
Henry Schein	2%	—	—
      As of December 31, 2005, neither McKesson or Henry Schein accounted for greater than 10% of our total accounts receivable.
      We anticipate that the percentage of aesthetic sales through Henry Schein will increase in future periods. However, we are still engaged in the transitional phase of our distribution relationship with Henry Schein which involves significant training and coordination activities which are necessary to achieve an effective distribution partnership. Although to date we have made substantial progress in effecting this transition, there can be no assurance that our new relationship with Henry Schein will generate revenues equal to or greater than those previously generated through our relationship with McKesson.
      Our direct sales force at December 31, 2005 consisted of 55 representatives worldwide.
      In the United Kingdom and France, we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. We are both ISO 13485 and CE certified.

International Business
      Revenues from Europe, Asia and the Pacific Rim continue to account for a large percentage of total revenues. Export revenues accounted for 31%, 27%, and 26% of total revenues for the years ended December 31, 2005, 2004, and 2003, respectively. We expect that international sales will continue to represent a significant percentage of net revenues in 2006 and beyond.
      Financial information relating to our business segment and revenues generated in different geographic areas are set forth in Note 2, titled “Segment Reporting,” of Notes to Consolidated Financial Statements in Item 8 of this report. In addition, information regarding risks attendant to our foreign operations is set forth under the heading “Risk Factors” later in this report.

Installed Base of Lasers
      We have more than 8,500 laser systems installed worldwide. The installed base provides a market for service as well as the sale of devices, instruments and disposables.

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
      Our Customer Response Center handles customer calls 24 hours a day, seven days a week, and is staffed by over 12 of our professionals trained to respond to inquiries and calls from our customers. Telephone requests range from orders for parts and ADDStat fibers to requests for technical support, customer information and field service.

Research and Development
      We operate in an industry that is subject to rapid technological changes. Our ability to remain competitive in our industry depends on, among other things, our ability to anticipate and react to such technological changes. To this end, we have assembled a team of engineers with significant experience in the design and development of medical devices using lasers and light-based energy sources. Therefore, we intend to continue to invest significant amounts in research and development. Research and development expenditures totaled $7.9 million in 2005, $5.2 million in 2004 and $4.4 million in 2003. At December 31, 2005, we had 34 employees engaged in research and development related activities. We expect to identify and hire additional technical personnel in fiscal year 2006 to staff our planned research and development activities, and we expect that these costs will increase in the future in order to maintain a leading position in the market for surgical laser systems.
      Our research and development programs are directed toward the development of new laser systems and delivery devices, enhancements to existing products, new clinical applications, and clinical trials and evaluations necessary for regulatory approval to market new products.

Manufacturing
      We manufacture in the United States the laser resonators, system chassis and certain accessories including disposable products and re-usable hand pieces used in our laser systems. We buy from various independent suppliers many components that are either standard or built to our proprietary specifications, and which are then assembled at our California facility. We also contract with third parties for the manufacture or assembly of certain components. Our laser manufacturing operations concentrate on the assembly and test of components and subassemblies manufactured to our designs and specifications by outside vendors. Approximately 58 of our employees work in manufacturing our products. We believe that we have sufficient manufacturing capacity in our present facilities to support current operations at least through the end of 2006.

Employees
      At December 31, 2005, we had 296 employees, including 99 in sales and marketing, 34 in research and development, 118 in manufacturing operations and service, and 45 in general and administrative functions. These numbers include 37 employees located outside of the United States. We believe that we maintain competitive compensation, benefit, equity participation and work environment policies to assist in attracting and retaining qualified personnel. We also believe that the success of our business will depend, in part, on our ability to attract and retain such personnel, who are in great demand. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Competition
      We compete in the non-ophthalmic surgical segment of the worldwide medical laser market. In this market, lasers are used in hospital operating rooms, outpatient surgery centers and individual physician offices for a wide variety of procedures. This market is highly competitive with respect to both our aesthetic and urology product lines. Our competitors are numerous and include some of the world’s largest organizations as well as smaller, highly specialized firms. Our primary competition in the field of urology comes from alternative procedures and technologies for the treatment of PVP, principally those manufacturers producing technologies for performance of the TURP procedure, and the so-called “thermal therapies” offered by large medical device manufacturers such as Medtronic, Boston Scientific and Johnson & Johnson. In addition, we face competition from other surgical laser companies such as Lumenis and Trimedyne which offer products for what we believe are less efficacious but less costly procedures for the treatment of BPH such as Holmium Laser Ablation of the Prostate. In the aesthetic market we compete with a number of companies including Palomar Medical Technologies, Candela, Cutera and Syneron. We believe the products of these companies provide comparable clinical results.
      Our ability to compete effectively depends, among other things, on such factors as:

•	market acceptance of our products;

•	product performance;

•	price;

•	satisfactory reimbursement of the PVP procedure by public and private third party payers;

•	customer support and technical service;

•	the success and timing of new product development; and

•	continued development of successful distribution channels.
      As we continue to introduce new technologies, we may face competition from both existing surgical laser and other medical device companies and new ones entering the market segments in which we compete. We may also face competition from companies that currently offer non-surgical solutions, such as pharmaceutical companies. Some of our current and prospective competitors have or may have significantly greater financial, technical, research and development, manufacturing and marketing resources than we have. To compete effectively, we will need to continue to expand our product offerings, update our existing products and expand our distribution.
      Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty, orthopedics, and lithotripsy. Their products may compete for the same capital equipment and disposable device funds as our products, and accordingly, these manufacturers may be considered our competitors. Generally, surgical laser manufacturers such as us compete with standard surgical methods and other medical technologies and treatment modalities. Several of these manufacturers and their distribution partners offer products for the treatment of BPH using similar technologies to ours and engage in aggressive marketing campaigns and promotional efforts targeted at our products and customers. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.

Proprietary and Intellectual Property
      We rely on a combination of nondisclosure agreements and other contractual provisions, as well as patent, trademark, trade secret and copyright law to protect our proprietary rights. Our general policy has been to seek patent protection for those inventions and improvements likely to be incorporated in our technologies or otherwise expected to be of value. We have an active program to protect our proprietary technology through the filing of patents both domestically and internationally.
      As of December 31, 2005, we had 19 U.S. patents issued and 15 U.S. patent applications on file with the U.S. Patent and Trademark Office (USPTO), which generally cover surgical laser systems, delivery devices, calibration inserts, and laser resonators. We expect that once granted, the duration of patents covered by patent applications will be approximately 20 years from the filing of the application. These patents are an asset that help us to prevent others from infringing on some of our core technologies. We intend to continue to file patent applications as appropriate in the future. We cannot be sure, however, that our pending patent applications will be allowed, that any issued patents will protect our IP or will not be challenged by third parties, or that the patents of others will not seriously harm our ability to do business. In addition, others may independently develop similar or competing technology or design around any of our patents. We also have not secured patent protection in certain foreign countries in which our products are sold, and we cannot be certain that the steps we take to prevent misappropriation of our intellectual property abroad will be effective.
      While we believe the patents that we have and for which we have applied are of value, other factors have competitive importance. At December 31, 2005, we had 8 U.S. trademarks registered and 4 pending U.S. trademark applications on file with the USPTO. We have also filed trademark applications in certain foreign jurisdictions. If the applications mature to registrations, these registrations would help us to prevent others from using other similar marks on similar goods and services in the U.S. We cannot be sure, however, that the USPTO will issue trademark registrations for any of our pending applications. Further, any trademark rights we hold or may hold in the future may be challenged or may not be of sufficient scope to provide meaningful protection.
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
      For more information regarding our reliance on patents and licenses, please see the section below titled “Risk Factors”.

Government Regulation
      Government regulation in the United States and other countries is a significant factor in the development, manufacturing and marketing of many of our products.
      Our products are regulated in the United States by the Food and Drug Administration under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety

Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) (“510(k)”) procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is “substantially equivalent” to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption (“IDE”) granted by the FDA allowing human clinical studies.
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
      We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (CDHS), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA’s current “Quality Systems Regulations”. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.
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
      In addition, the sale of our urology products is highly dependent on the reimbursement received by hospitals and physicians for performing the PVP procedure. Reductions or delays in such insurance coverage or reimbursement may negatively impact hospitals’ and physicians’ decisions to purchase our products or adopt procedures such as PVP. Each fall the Centers for Medicare and Medicaid Services (“CMS”) publishes new payment rates for physician services and for services provided in hospital outpatient departments. Government reimbursement rates in the United States and abroad strongly influence the reimbursement rates provided by private health insurance companies and, therefore, are critical to our success. Such government regulation of public healthcare financing (including the establishment of reimbursement codes) does not impact our laser sales for aesthetic procedures in the same way as these procedures are generally not subject to reimbursement by government or private health insurance.
      Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the United States and in international markets. The 2006 national Medicare reimbursement rate for PVP performed in a hospital outpatient department is approximately $2,500. This is the reimbursement rate paid by Medicare to hospitals for all prostate laser procedures described by CPT codes 52647 and 52648. Physicians receive a separate payment of approximately $600 when they perform the PVP procedure in a hospital outpatient department.
      Physicians’ professional services are paid by CPT code under the Medicare Physician Fee Schedule. The fee schedule contains different reimbursement rates depending on whether a physician performs a service in his/her office (also known as the non-facility rate) or at a facility that is paid separately (i.e., the hospital outpatient department). A change in the CPT code descriptors for CPT codes 52647 and 52648 became effective January 2006. Under the new descriptions, PVP is more appropriately described by 52648. Prior to the change, 52647 was used most frequently to describe PVP. Historically, CPT code 52648 was not assigned non-facility practice expense relative value units (RVUs). Consequently, despite the fact that physicians have been performing PVP in a well-equipped office setting, there would no longer have been a mechanism to reimburse physicians for the overhead costs of performing PVP in the non-facility setting. CMS published a technical revision to the 2006 Medicare physician fee schedule to address this situation. CPT code 52648 was assigned non-facility RVUs. Thus, the total national 2006 reimbursement rate for a PVP procedure performed in the office is approximately $3,100.

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

Seasonality
      We have from time to time experienced seasonal fluctuations in our business. In 2005, we experienced a slow down during the third quarter. Typically, sales in many of our markets are adversely impacted in the third quarter due in large part, we believe, to the vacation schedule of our customers and their patients.

Backlog
      As of December 31, 2005 and 2004, we had firm orders in our backlog worth approximately $1.2 million and $3.8 million, respectively. We completely exhausted in 2005 the backlog that existed at the end of 2004, and we plan to completely exhaust during 2006 the backlog that existed at the end of 2005.
Available Information
      We make available free of charge, on or through our website at www.laserscope.com, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Those reports are also available on the SEC website located at www.sec.gov. Information contained on our website is not part of this report.

Item 1A.     Risk Factors
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
      Market acceptance of our products internationally may depend in part upon the availability of reimbursement within prevailing healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. We may not obtain international reimbursement approvals in a timely manner, if at all. Our failure to receive international reimbursement approvals may negatively impact market acceptance of our products in the international markets in which those approvals are sought.
      Increasing the use of our GreenLight laser system to perform the Photoselective Vaporization of the Prostate (“PVP”) procedure could be hindered by the ongoing efforts of major third-party payers for health care in the United States (such as Medicare, Medicaid, private healthcare insurance and managed care plans) and in our key international markets such as the European Union and the Asia-Pacific region to contain healthcare costs through stricter coverage criteria, price regulation, and lower payments for all items, including health care services, disposable medical products and medical capital equipment.

The current Facility Fee reimbursement for PVP in the United States has been reduced and could be reduced further, eliminated or utilized by a competitor.
      Demand in the United States for our GreenLight laser system and disposable fiber optic delivery devices is highly dependent on the reimbursement for the PVP procedure when it is performed in the hospital outpatient setting. The rate set by Medicare is particularly influential on demand because Medicare is the largest single payer for PVP procedures and because many commercial payers use Medicare payments as a benchmark for their reimbursement rates. The national reimbursement rate for the PVP procedure was reduced to a new rate of approximately $2,500 for 2006. This amount represents a decrease of $1,250 from the temporary reimbursement amount of $3,750 per procedure previously in effect since April 2004, but is higher than the $1,850 paid per procedure prior to April 2004.
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
      The APC code applicable to the PVP procedure has varied since its launch. We submitted a New Technology Application to the Centers for Medicare and Medicaid Services (“CMS”) in September 2003, and was notified by Medicare several months afterwards that the application was approved. As a result, PVP was assigned temporary HCPCS code C9713 and was assigned to New Technology APC 1525, effective April 1, 2004. The national average payment rate for APC 1525 is $3,750. In July 2005, CMS published its proposed rule regarding the 2006 Outpatient Prospective Payment System (“OPPS”) for outpatient hospital facility reimbursement. In this rule, CMS proposed to transfer PVP to a standard clinical Ambulatory Payment Classification (“APC”) code beginning in 2006. CMS recently finalized this proposal based on the agency’s belief that although it had less than a full-year of hospital claims data for PVP, it had a sufficient number of claims upon which to establish the median cost for performing the procedure billed under code C9713, and, therefore, a median cost could be established. As of January 1, 2006, PVP was assigned to APC 0429, which includes all prostate laser procedures described by CPT codes 52647 and 52648. The 2006 national reimbursement rate for APC 0429 is approximately $2,500.

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
      Prior to January 2006, physicians generally used CPT code 52647 to describe to payers that they performed a PVP procedure. A change in the CPT code descriptors for CPT codes 52647 and 52648 became effective January 2006. Under the new descriptions, PVP is more appropriately described by 52648. Prior to the change, 52647 was used most frequently to describe PVP. Historically, CPT code 52648 was not assigned non-facility practice expense relative value units (RVUs). Consequently, despite the fact that physicians have been performing PVP in a well-equipped office setting, there would no longer have been a mechanism to reimburse physicians for the overhead costs of performing PVP in the non-facility setting. CMS published a technical revision to the 2006 Medicare physician fee schedule to address this situation. CPT code 52648 was assigned non-facility RVUs. Thus, the total national 2006 reimbursement rate for a PVP procedure performed in the office is approximately $3,100.
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
      The current national average rate of reimbursement paid by Medicare to physicians for performing the PVP procedure on a per-procedure basis is, in some cases, substantially lower than the reimbursement rate paid for performing certain other minimally invasive BPH therapies on a per-procedure basis. While we believe that this disparity results in physicians and hospitals not being reimbursed at a rate commensurate with the necessary resources and work required to do the PVP procedure in all sites of service currently being used by physicians, there can be no assurance that CMS will adjust reimbursement rates to address this disparity. Further, there can be no assurance that physician reimbursement for these other therapies will not be maintained at current levels or raised relative to reimbursement for PVP or that the physician reimbursement for PVP will be maintained at current levels or increased relative to other BPH therapies. The adoption rate of the PVP procedure in the United States is highly dependent upon hospital and physician economics. A substantial reduction in payments to facilities and/or a continuation of the disparity which currently exists between the physician reimbursement for certain other BPH therapies and that for PVP could cause a reduction in the adoption of PVP by hospitals and physicians, which would reduce demand for our products and harm our business.
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
      Ensuring the integrity, safety and proper use of the GreenLight PV disposable fiber optical delivery device, also known as the ADDStat fiber optic delivery device, and referred to elsewhere in this Report as the “delivery device”, used with the GreenLight PV laser system is crucial to achieving optimal patient outcomes from the PVP procedure. With this is mind, we manufacture the GreenLight PV delivery device using high quality materials and exacting production standards. We inspect each unit carefully to check that it conforms to our specifications and use diligent efforts to ensure that the delivery device is used appropriately in connection with the GreenLight PV laser system. However, if a third party were to produce and distribute a counterfeit version of the GreenLight PV delivery device or an inferior substitute delivery device to our customers, use of inferior materials, poor design, shoddy construction or improper handling or use of such products could result in severe adverse patient events. While we are constantly making diligent efforts to promote positive clinical outcomes by protecting the safety, integrity and proper use of our products, particularly the GreenLight PV delivery device, one or more third party manufacturers may produce counterfeit or inferior quality delivery devices that our customers may, knowingly or unknowingly, purchase for use with the GreenLight PV laser system. In addition, it is possible that our customers may seek to violate our prohibition on reuse of delivery devices (or reuse inferior substitute delivery devices) on unwitting patients, reducing the efficacy of the procedure and exposing such patients to the risk of blood-borne pathogens. Use of such third party delivery devices or misuse of our genuine GreenLight PV delivery devices could result in adverse clinical outcomes, potentially reducing demand for PVP and decreasing demand for our products. Although we use a variety of methods to protect patients from inferior delivery devices and the reuse of our GreenLight PV delivery devices, including legal and regulatory safeguards, system enabling, patient education and safety packaging among other measures, there can be no assurance that such methods will be effective at avoiding the introduction of such counterfeit or substitute delivery devices into the market. Moreover, use of counterfeit or substitute disposable delivery devices for use with the GreenLight PV laser system or unauthorized reuse of delivery devices, would displace sales of our GreenLight PV disposable delivery devices reducing our recurring disposable delivery device revenue stream and harming our business.
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
      Certain surgical laser manufacturers have targeted their efforts on narrow segments of the market, such as angioplasty, orthopedics, and lithotripsy. Their products may compete for the same capital equipment and disposable device funds as our products, and accordingly, these manufacturers may be considered our competitors. Generally, surgical laser manufacturers such as us compete with standard surgical methods and other medical technologies and treatment modalities. Several of these manufacturers and their distribution partners offer products for the treatment of BPH using similar technologies to ours and engage in aggressive marketing campaigns, pricing, and promotional efforts targeted at our products and customers. We cannot assure that we can compete effectively against such competitors. In addition, we cannot assure that these or other companies will not succeed in developing technologies, products or treatments that are more effective than ours or that would render our technology or products obsolete or non-competitive.
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
Our dependence on certain single-source suppliers and certain other third parties could adversely impact our ability to manufacture lasers.
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
      As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our international revenues were 31% of total revenues in the year ended December 31, 2005 and 27% in the year ended December 31, 2004. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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
      Our business has significant risks of product liability claims. We have experienced product liability claims from time to time, which we believe are ordinary for our business. While we cannot predict or determine the outcome of the actions brought against us, we believe that these actions will not ultimately have a material adverse impact on our financial position, results of operations, and future cash flows.
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
      Our products are regulated in the United States by the Food and Drug Administration under the Federal Food, Drug and Cosmetic Act (the “FDC Act”) and the Radiation Control for Health and Safety Act. The FDC Act provides two basic review procedures for medical devices. Certain products qualify for a Section 510(k) (“510(k)”) procedure under which the manufacturer gives the FDA pre-market notification of the manufacturer’s intention to commence marketing the product. The manufacturer must, among other things, establish that the product to be marketed is “substantially equivalent” to a previously marketed product. In some cases, the manufacturer may be required to include clinical data gathered under an investigational device exemption (“IDE”) granted by the FDA allowing human clinical studies.
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
      To date, all of our products (except for the 800 and 600 Series Dye Module) have been marketed through the 510(k) procedure. Future products, however, may require clearance through the PMA procedure. There can be no assurance that such marketing clearances can be obtained on a timely basis, or at all. Delays in receiving such clearances could have a significant adverse impact on our ability to compete in our industry. The FDA may also require post-market testing and surveillance programs to monitor certain products.
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
      We are also required to register with the FDA and state agencies, such as the Food and Drug Branch of the California Department of Health Services (“CDHS”), as a medical device manufacturer. We are inspected routinely by these agencies to determine our compliance with the FDA’s current “Quality Systems Regulations”. Those regulations impose certain procedural and documentation requirements upon medical device manufacturers concerning manufacturing, testing and quality control activities. If these inspections determine violations of applicable regulations, the continued marketing of any products manufactured by us may be adversely affected.
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
      To market any of our products outside of the United States, we and our collaborative partners, including certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for diagnostic products. As an example, we are seeking regulatory approval to market the GreenLight laser system for the treatment of BPH in Japan, which we hope will be received before the end of 2007. However, there can be no assurance that this approval will obtained within this time frame or at all. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.
If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
      Palomar Medical Technologies, Inc. (“Palomar”) has informed us that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. The independent auditors have issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement. Although we intend to vigorously defend our position while we seek to negotiate a resolution of the dispute with Palomar, we may be unable to reach a mutually agreeable resolution of the dispute. Additionally, we have not accrued for a settlement of the dispute. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to litigate the dispute incurring significant expenses and risk an unfavorable judgment, to record additional expenses and/or to pay a material amount to settle the dispute, which could have a material adverse impact on our financial results.
As we have limited working capital, we may need additional capital that may not be available to us and, if raised, may dilute our shareholders’ ownership interest in us.
      We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.
      As of December 31, 2005, our total assets were $111.8 million and our total liabilities were $27.0 million. As of the same date, our working capital was $75.0 million and our cash and cash equivalents totaled $30.7 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.

      In 2005, except for shares issued through our Employee Stock Purchase Plan and through the exercise of stock options under our Incentive Stock Option Plans, the only other capital raised was through the exercise of warrants, which resulted in the issuance of 10,000 shares.
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
      Although we recorded net income of $22.6 million, $14.7 million, and $2.5 million for fiscal years 2005, 2004, and 2003 respectively, prior to 2002 we had prolonged periods of consecutive quarterly net losses. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. However, any failure to do so could harm our profitability and negatively affect the market price of our stock.
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
      Our expenditures for research and development were $7.9 million for the year ended December 31, 2005, $5.2 million in 2004 and, $4.4 million in 2003. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.

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
      Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition, results of operations and cash flows. We have acquired businesses and technologies in the past, and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. Any future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our shareholders’ ownership interest, the incurrence of debt, contingent liabilities, stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.
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
      In addition, our business and operations are substantially dependent on the performance of our key personnel, including Eric Reuter, our President and Chief Executive Officer, Derek Bertocci, Vice President Finance and Chief Financial Officer, Bob Mathews, Group Vice President, Operations and Product Development, and Robert Mann, Group Vice President, Global Surgical Sales and Marketing. We do not have formal employment agreements with Messrs. Reuter, Bertocci, Mathews and Mann and do not maintain “key person” life insurance policies on their lives. If such individuals were to leave or become unable to perform services for our company, our business could be severely harmed.
Our quarterly operating results may fluctuate significantly and any failure to meet financial expectations for any fiscal quarter may cause our stock price to decline.
      A number of factors affect our quarterly financial results including the timing of shipments and orders. Our laser products are relatively expensive pieces of medical capital equipment and the precise shipment date of specific units can have a marked effect on our results of operations on a quarterly basis. Additionally, our fiber optic disposable delivery devices are relatively complex assemblies requiring components that can have long lead times. Failure of suppliers to provide materials in a timely manner or other disruptions in the continuous production of these fiber optics components could have a substantially marked effect on our results of operations on a quarterly basis. Any delay in product shipments near the end of a quarter could cause our quarterly results to fall short of anticipated levels. Furthermore, to the extent we receive orders near the end of a quarter, we may not be able to fulfill the order during the balance of that same quarter. Moreover, we typically receive a disproportionate percentage of orders toward the end of each quarter. To the extent that we do not receive anticipated orders or orders are delayed beyond the end of the applicable quarter, our results may be adversely affected and may be unpredictable from quarter to quarter. In addition, because a significant portion of our revenues in each quarter result from orders received in that quarter, we base our production, inventory and operating expenditure levels on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter and potentially future quarters, would be adversely affected. We cannot assure that we will accomplish revenue growth or profitability on a quarterly or annual basis. Nor can we assure that revenue growth or profitability will not fluctuate significantly from quarter to quarter.
If we are unable to expand and maintain our relationship with our U.S. distribution partner, Henry Schein on favorable contractual terms, our business may be harmed.
      In July 2005, we entered into a non-exclusive distribution agreement with Henry Schein (the “HSI Agreement”), pursuant to which Henry Schein, a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. The HSI Agreement is terminable by either party upon 90 days notice. The Henry Schein distribution relationship is intended to replace our distribution relationship with McKesson, which terminated effective November 9, 2005. McKesson had been our exclusive U.S. distribution partner for aesthetic products for nearly four years until April 2005, when our relationship with McKesson was made non-exclusive. On August 9, we received a notice from McKesson that it intended to terminate the McKesson Agreement effective in November 2005. Following the amendment of our distribution agreement with McKesson to make it non-exclusive and prior to termination of the distribution relationship with McKesson, we experienced a significant decline in sales of our aesthetic products through McKesson. Sales of our aesthetic products through the Henry Schein relationship failed to offset the decline in revenues through McKesson in the 2005. A national distribution relationship that extends our reach is important to our success because the potential customer base for our aesthetic product line includes physicians from a variety of specialties including among others, dermatologists, plastic surgeons, primary care and OB/GYN physicians. During the term of our distribution relationship with McKesson, sales to McKesson accounted for a substantial portion of our revenues. For the year ended December 31, 2005, sales through McKesson accounted for approximately 6% of our total revenues and at December 31, 2005 accounts receivable from McKesson accounted for approximately 1% of our total accounts receivable. Although we expect revenue generated through Henry Schein to increase significantly as this new distribution relationship is fully implemented, there can there be no assurance that our distribution relationship with Henry Schein will adequately replace our relationship with McKesson and we may be unable to generate sufficient revenues on a timely basis or at all. If we are unable to effect a timely and effective transition to the new distribution relationship and maintain a favorable relationship with Henry Schein and/or another major U.S. distribution partner or if Henry Schein or any such other U.S. distribution partner encounters financial difficulties, it could have a material adverse effect on our business, financial condition, results of operations, and future cash flows.
If we are unable to effect a swift transition and rapidly establish a strong working relationship with our U.S. distribution partner, Henry Schein, we may be unable to achieve growth in sales of our aesthetic product line in a timely manner or at all.
      The Henry Schein distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line, but as of yet has not replaced the revenues previously generated through McKesson. During 2004, sales to McKesson accounted for approximately 23% of our total revenues, and revenues generated through McKesson in 2005 declined. Such sales represented a material portion of our revenues in 2004. In 2005, revenues generated through Henry Schein failed to offset the decline in revenues through McKesson. Establishing a strong U.S. distribution partner for our aesthetic products is important to our future success in the near future and beyond. The initial phase of our distribution relationship with Henry Schein involves significant training and coordination activities which are necessary to achieve a successful distribution partnership. Although to date we have made substantial progress in effecting this transition, unless we are able to accelerate this process and expand our relationship rapidly we will be unable to generate revenues sufficient to replace those previously generated through our relationship with McKesson.
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
      Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

•	loss of customers;

•	increased costs of product, returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	action by regulatory authorities;

•	diversion of development and engineering resources; and

•	legal actions by our customers.
      The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.
Our financial results and stock price are affected by a number of factors which are beyond our control.
      A number of factors affect our financial results and stock price including, but not limited to:

•	product mix;

•	competitive pricing pressures;

•	material costs;

•	revenue and expenses related to new products and enhancements to existing products;

•	delays in customer purchases in anticipation of new products or product enhancements by Laserscope or its competitors; and

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control .
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
      As of December 31, 2005, we had 22,296,689 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.
Our financial results and stock price are highly dependent upon successful pricing and sales of our main product line, the GreenLight laser system and related fiber optic delivery device, which increases our vulnerability to a variety of factors outside of our direct control.
      Our financial results are highly dependent on successful pricing and sales of the GreenLight PV laser system and related fiber optic delivery device. Pricing and sales may be affected by a myriad of factors including public and private payer reimbursement domestically and internationally, products and services offered by competitors with greater financial resources than us who may engage in aggressive marketing and pricing strategies, new technologies that deliver superior results to PVP or comparable results at commensurate or lower costs, our ability to maintain or reduce the costs of materials and components used to produce the GreenLight products, among other factors beyond our direct control. Any of these or other factors could compel us to make significant reductions in our pricing or other changes in our sales strategy, which could adversely affect our financial performance and future prospects.
We are a party to legal proceedings arising in the ordinary course of business.
      We are party to a number of legal proceedings arising in the ordinary course of business. While it is not feasible to predict or determine the outcome of the actions brought against us, we believe that the ultimate resolution of these claims will not ultimately have a material adverse effect on our financial position, results of operations, or future cash flows.
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
Natural catastrophic events, such as earthquakes, hurricanes or terrorist attacks may reduce our revenues and harm our business.
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
The exercise of outstanding options and warrants granted under our stock option plans and other options and warrants may result in dilution of our shareholders equity interests.
      Shareholders may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans and other options and warrants.
Other Risks.
      Other risks are detailed from time to time in our press releases and other public disclosure filings with the United States Securities and Exchange Commission (“SEC”), copies of which are available upon request from us.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties.
      We lease two buildings aggregating approximately 69,000 square feet in San Jose, California under leases expiring in October 2012. In addition, we occupy approximately 10,000 square feet in a third adjacent building in San Jose through a holdover tenancy which is anticipated to run through the end of April 2006. We have options to extend the leases at the then-current market rates. These facilities house our research and development and manufacturing operations as well as our principal sales, marketing, service and administrative offices. We also lease approximately 9,054 square feet of manufacturing space in Milpitas, California under a lease that expires in January 2011. We also lease offices in the United Kingdom, France and South Korea where our local sales and marketing staff are based. We believe that these facilities are suitable for our current operations and are adequate to support those operations beyond 2006.

Item 3.	Legal Proceedings.
      Palomar Medical Technologies, Inc. (“Palomar”) has informed us that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. In November the independent auditors issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement. Accordingly, we have not accrued for a settlement. We intend to vigorously defend our position while we continue to negotiate with Palomar. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
      On November 8, 2005, we received notice from a customer of our GreenLight products alleging that we have violated certain terms of a specific treatment parameters/outcomes program agreement with it.

We are in the process of assessing the allegations contained in the November 8, 2005 notice and will determine an appropriate response in due course. If this matter is resolved in a manner unfavorable to us, it could have a material adverse impact on our financial results.
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

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Item 4A.	Executive Officers of the Registrant
      The following sets forth certain information with respect to the executive officers of the Company:

Name	Age	Position

Robert J. Pressley, Ph.D	73	Chairman of the Board of Directors
Eric M. Reuter	44	President, Chief Executive Officer and Director
Robert Mann	48	Group Vice President, Global Surgical Sales and Marketing
Robert L. Mathews	60	Group Vice President, Operations and Product Development
Ken Arnold	36	Vice President, Research and Development
Van Frazier	53	Vice President, Quality and Regulatory Affairs
Peter Hadrovic	39	Vice President, Legal Affairs, General Counsel and Secretary
Derek Bertocci	52	Vice President, Finance and Chief Financial Officer
Dennis LaLumandiere	52	Vice President, Human Resources and Organizational Development
Kester Nahen, Ph.D.	36	Vice President, Application Research
Allan Danto	52	Vice President, Global Aesthetic Sales and Marketing
Lloyd Diamond	38	Vice President, Marketing, Urology
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

      Robert Mann joined Laserscope in May 2001 as Director of Physician Practice Enhancement. Mr. Mann served as Senior Director of North American Aesthetic Sales from December 2001 to October 2002, Vice President, North American Sales and Marketing in October 2002, Group Vice President, Global Sales and Marketing in December 2004 and was appointed Group Vice President, Global Surgical Sales and Marketing in November 2005. Prior to joining Laserscope, Mr. Mann served as National Director of Operations for Vanishing Point Medical Group, a Multi-Specialty Laser Aesthetics practice from January 1999 to May 2001, Vice President of Operations at Pasqua Coffee, a retail food service company, from January 1989 to May 1998 and as Vice President of Operations at Mrs. Fields Cookies, a retail food service company, from April 1981 to January 1989.
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
      Peter Hadrovic joined Laserscope in December 2004 as Vice President, Legal Affairs and General Counsel and Secretary since December 2005. Prior to joining Laserscope he was a corporate, securities and mergers and acquisitions attorney at Heller Ehrman/ Venture Law Group from June 2000 to December 2004. From September 1997 to June 2000, Mr. Hadrovic was a corporate transactional attorney at White & Case LLP. Mr. Hadrovic received a J.D. from Cornell Law School in 1997. From 1988 to 1991, Mr. Hadrovic served as a Legislative Assistant, and from 1992 to 1994 as the District Representative, to U.S. Congressman John LaFalce.
      Derek Bertocci joined Laserscope in June 2005 as Vice President, Finance and Chief Financial Officer. Prior to joining Laserscope he served as Senior Vice President and Chief Financial Officer at VISX, Incorporated from March 2004 to June 2005. He was Vice President and Controller at VISX from December 1998 to February 2004. He was Controller at VISX from November 1995 to December 1998. Prior to joining VISX, Mr. Bertocci was Controller for Time Warner Interactive from 1993 to 1995.
      Dennis LaLumandiere joined Laserscope in September 1989 as Corporate Controller. Mr. LaLumandiere has served as Vice President, Human Resources and Organizational Development since June 2005. Mr. LaLumandiere also served as Vice President, Finance from February 1995 to June 2005, Chief Financial Officer from February 1996 to June 2005, Assistant Secretary from November 1996 to October 2001 and Secretary from October 2001 to December 2005. Prior to joining Laserscope, from 1983 to 1989, Mr. LaLumandiere held various financial and operations management positions at Raychem Corporation, a multinational materials science company.

      Kester Nahen joined Laserscope as Laser Scientist in May 2001. Dr. Nahen served as Clinical Product Manager from October 2002 to October 2003, as Director of Professional Education and Clinical Applications from October 2003 to December 2004, as Vice President of Professional Education and Clinical Applications in December 2004, and was appointed Vice President of Application Research in November 2005. Prior to joining Laserscope, from March 1996 to May 2001, he worked as Scientist at the Medical Laser Center Lübeck an institute of the Medical University of Lübeck in Lübeck, Germany focusing on fundamental and applied research in biomedical optics. Dr. Nahen received his M.S. in Physics from the University of Hamburg, Germany in March 1996 and his Ph.D. in Physics from the Medical University of Lübeck, Germany in October 2001.
      Lloyd Diamond joined Laserscope as Vice President, Utilization in July 2005. Mr. Diamond has served as Vice President, Marketing, Urology since November 2005. Prior to joining Laserscope, Mr. Diamond was Director of Product and Procedure Marketing at Kyphon, Inc., from June 2004 to July 2005. From June 1998 to June 2004, Mr. Diamond held various management positions at Linvatec Hall Surgical a division of the Conmed Corporation.
      Allan Danto jointed Laserscope as Vice President, Global Aesthetic Sales and Marketing in December 2005. From October 2001 to December 2005, Mr. Danto served as President of Danto & Associates, Inc, a healthcare consulting firm, assisting corporations and physician practices with operational, marketing, and distribution solutions. From August 1996 to October 2001, Mr. Danto served as President and Chief Operating Officer of Cosmetic Technologies.
PART II

Item 5.	Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the NASDAQ National Market under the symbol “LSCP”. As of February 24, 2006, we had approximately 567 shareholders of record and the last reported sale of our Common Stock on the NASDAQ National Market was $21.91 per share.
      The following table shows our high and low selling prices for the years ended December 31, 2005 and December 31, 2004 as reported by the NASDAQ National Market System:

	2005

	High	Low

First Quarter	$37.11	$26.55
Second Quarter	$42.47	$28.59
Third Quarter	$43.67	$27.25
Fourth Quarter	$30.47	$20.81

	2004

	High	Low

First Quarter	$27.85	$14.91
Second Quarter	$34.18	$22.54
Third Quarter	$27.94	$15.27
Fourth Quarter	$36.68	$18.83
      We have never declared or paid dividends on our common stock. We presently intend to retain all future earning for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Provisions of our bank line of credit prohibit the payment of dividends without the bank’s consent.
      To address our capital needs in 2000, we completed a private placement of our Common Stock pursuant to Regulation D of the Securities Act of 1933, as amended, to accredited investors providing gross proceeds of approximately $1.9 million to us. The transaction consisted of two closings. The first was approximately $1.1 million in gross proceeds in exchange for 1,505,000 shares of our common stock, which closed on December 30, 1999. The second closing was for approximately $0.8 million in exchange for 995,000 shares of our common stock which closed on January 14, 2000. The shares had no par value and were issued at a price of $0.80 per share. We also issued warrants to purchase 218,875 shares of common stock on the date of the second closing which were convertible into shares of our common stock at $1.25 per share and expired in 2005. At December 31, 2005, no warrants issued pursuant to the private placement of Common Stock remained outstanding.
      On February 11, 2000, we completed a private placement of subordinate convertible debentures pursuant to Regulation D of the Securities Act of 1933, as amended, to affiliates of Renaissance Capital Group, Inc. (“Renaissance”) with gross proceeds to us of $3.0 million. The debentures were to mature seven years from issuance and had an interest rate of 8.00%. The debentures were convertible into our common stock with an initial conversion price, which was subject to adjustment, of $1.25. In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of our common stock by Renaissance. During the last six months of 2003, Renaissance converted the remaining $2.6 million of debentures into 2,080,000 shares of our common stock. The private placement also included warrants to purchase 240,000 shares of our common stock at $1.50 per share and expired in 2005. As of December 31, 2005, no warrants issued pursuant to the private placement of subordinate convertible debentures remained outstanding.
      The proceeds from both of these financings were used for general corporate working capital purposes.
      We do not have a stock repurchase program.
      The equity compensation plan information required to be provided in this Annual Report on Form 10-K is incorporated by reference to our proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.

Item 6.	Selected Financial Data.
      We derived the following selected financial data from our consolidated financial statements. The historical financial data should be read in conjunction with our consolidated financial statements and notes thereto.
Selected Consolidated Financial Information

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$127,124	$93,770	$57,427	$43,088	$35,087
Net income (loss)	22,550	14,739	2,517	323	(829)
Basic net income (loss) per share	1.02	0.70	0.13	0.02	(0.05)
Diluted net income (loss) per share	0.98	0.65	0.13	0.02	(0.05)

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Cash & cash equivalents	$30,653	$15,954	$7,158	$4,661	$3,408
Working capital	75,047	38,566	20,722	15,652	13,336
Total assets	111,770	61,589	37,028	29,163	25,482
Capital leases (excluding current portion)	9	31	—	60	60
Other long term debt	—	—	—	2,853	3,000
Shareholders’ equity	84,788	42,911	23,198	15,482	13,412

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Our discussion and analysis of our financial condition, results of operations, and cash flows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to bad debts, product returns, inventory valuation and obsolescence, intangible assets, income taxes, warranty obligations, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Overview
      We are a leading provider of medical laser and other light-based systems for surgical and aesthetic applications. Founded in 1982, we are a pioneer developer of innovative technologies with over 8,500 lasers installed worldwide in doctors’ offices, out-patient surgical centers and hospitals. Our product portfolio consists of lasers and other light-based systems and related energy delivery devices for medical applications.
      We primarily serve the needs of two medical specialties: urology and aesthetic surgery. Our GreenLight PV laser system, offers a treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men beginning after the age of fifty. For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles.
      In the United States, we distribute our urology products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Our urology customers also include various physician partnerships and certain medical technology rental companies that mobilize the GreenLight PV laser system in order to rent it to health care providers on a per use or shared use basis, increasing the availability of a single GreenLight PV laser system for multiple sites. We distribute our aesthetic products through a combination of our direct sales force and our non-exclusive U.S. distribution partner Henry Schein. Until November 9, 2005, we also distributed our aesthetic products through the McKesson Corporation Medical Group (“McKesson”) pursuant to a distribution agreement, that was made non-exclusive in April 2005 and terminated effective as of November 9, 2005. On July 29, 2005, we entered into a non-exclusive distribution agreement with Henry Schein (the “HSI Agreement”), pursuant to which Henry Schein, a distributor of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. We intend to distribute our aesthetic product line through Henry Schein on a non-exclusive basis for the foreseeable future. The Henry Schein distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line.
      Sales of our aesthetic products through McKesson and Henry Schein as a percentage of total revenues for the respective periods were as follows:

	Year Ended
	December 31,

	2005	2004	2003

McKesson Corp.	6%	23%	31%
Henry Schein	2%	—	—
      As of December 31, 2005, neither McKesson or Henry Schein accounted for greater than 10% of our total accounts receivable.
      We anticipate that the percentage of aesthetic sales through Henry Schein will increase in future periods. However, we are still engaged in the transitional phase of our distribution relationship with Henry Schein which involves significant training and coordination activities which are necessary to achieve an effective distribution partnership. Although to date we have made substantial progress in effecting this transition, there can be no assurance that our new relationship with Henry Schein will generate revenues equal to or greater than those previously generated through our relationship with McKesson.
      In the United Kingdom and France we distribute our products to hospitals, outpatient surgical centers and physician offices through our own direct sales force. Elsewhere, we sell our products through regional distributor networks throughout Europe, the Middle East, Latin America, Asia and the Pacific Rim. We are both ISO 13485 and CE certified.
      We have from time to time experienced seasonal fluctuations in our business. In 2005, we experienced a slow down during the third quarter. Typically, sales in many of our markets are adversely impacted in the third quarter due, we believe, to the vacation schedule of our customers and their patients.
      During 2005 our revenues and net income increased compared to the prior year primarily as a result of continued growth in sales of our main urology products, the GreenLight PV laser system and GreenLight PV delivery devices. Our reported revenue for the year ended December 31, 2005 was $127.1 million, a 36% increase as compared to total revenues of $93.8 million in 2004. Net income in 2005 was $22.6 million, or $0.98 per diluted share, a 53% increase when compared to net income of $14.7 million, or $0.65 per diluted share, in 2004. We expect revenues from our urology products, fueled by sales of the GreenLight products, will continue to grow at a faster rate than revenue from our aesthetic products in 2006.
      Intense competition in the market for light-based cosmetic treatment devices, which is characterized by low barriers to entry and marginal technological differentiation among product offerings, continued to create price pressure on our aesthetic products. We will continue to focus on the key features of our product offerings affecting the value proposition to the customer, in particular the speed and comfort of light-based aesthetic treatments, to address this challenge. There can be no assurance that our existing products and newly offered products will be competitive in an increasingly difficult market for light-based cosmetic treatment devices.
      Sales of GreenLight PV delivery devices used for the Photoselective Vaporization of the Prostate (“PVP”) procedure grew in 2005 both domestically and internationally over the same period of the prior year and we expect continued growth in 2006. Our priority in the urology market is to have the PVP procedure, using the GreenLight PV laser system, replace the TURP procedure as the worldwide standard for the surgical treatment of BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. As a result, we continued to make significant investments in sales, marketing and professional education and training in 2005, and intend to continue to do so in 2006. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially larger than the U.S. market, offers great promise but also a greater variety of challenges and uncertainties than our domestic market, which are discussed in greater detail in Item 1A, “Risk Factors”. We expect sales of our urology products in international markets to grow at a rate as fast or faster than domestic sales of our urology products, although there can be no assurance that such growth will occur.
      Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the United States and in international markets. The 2006 national Medicare reimbursement rate for PVP performed in a hospital outpatient department is approximately $2,500, a reduction from $3,750 which was in effect from April 1, 2004 to December 31, 2005. $2,500 is the reimbursement rate paid by Medicare to hospitals for all prostate laser procedures described by CPT codes 52647 and 52648. Physicians receive a separate payment of approximately $600 when they perform a PVP procedure in a hospital outpatient department.
      Physicians’ professional services are paid by CPT code under the Medicare Physician Fee Schedule. The fee schedule contains different reimbursement rates depending on whether a physician performs a service in his/her office (also known as the non-facility rate) or at a facility that is paid separately (i.e., the hospital outpatient department). A change in the CPT code descriptors for CPT codes 52647 and 52648 became effective January 2006. Under the new descriptions, PVP is more appropriately described by 52648. Prior to the change, 52647 was used most frequently to describe PVP. Historically, CPT code 52648 was not assigned non-facility practice expense relative value units (RVUs). Consequently, despite the fact that physicians have been performing PVP in a well-equipped office setting, there would no longer have been a mechanism to reimburse physicians for the overhead costs of performing PVP in the non-facility setting. CMS published a technical revision to the 2006 Medicare physician fee schedule to address this situation. CPT code 52648 was assigned non-facility RVUs. Thus, the total national 2006 reimbursement rate for a PVP procedure performed in the office is approximately $3,100.
      We will continue to work diligently to obtain satisfactory health care reimbursement in our key domestic and international markets. Our sensitivity to public and private payer reimbursement rates makes us subject to a variety of risks and uncertainties, which are discussed in greater detail in Item 1A, “Risk Factors”.
      During the fourth quarter of 2005 we introduced a new pricing program for the GreenLight PV delivery devices in the United States, reducing the retail sales price of our GreenLight PV delivery device from $875 to $795. We do not expect a significant change to the price of our GreenLight PV delivery devices in 2006. We expect revenues from the sales of GreenLight PV delivery devices to continue to increase worldwide in 2006 based on the following factors:

•	Further increases in demand for the PVP procedure;

•	Growth in the worldwide PVP market; and

•	Increased positive clinical data on the benefits of the PVP procedure.
      We operate in a technologically advanced, dynamic and highly competitive environment. Our future operating results are subject to quarterly variations based on a variety of factors, many of which are beyond our control. While we attempt to identify and respond to these conditions in a timely manner, these conditions represent significant risks to our performance.
      International sales accounted for 31%, 27% and 26% of our net revenues for 2005, 2004 and 2003, respectively. We believe that international sales will continue to account for a significant portion of our net revenues in the foreseeable future. Our international sales generally occur through our foreign subsidiaries and exports to foreign distributors. Our international sales and operations are subject to the risks of conducting business internationally, particularly the financial impact of currency fluctuations, limited intellectual property protections, greater difficultly in monitoring and ensuring positive clinical outcomes and regulation by foreign governmental entities among others described in Item 1A, Risk Factors. These risks could harm our financial condition, results of operations and future cash flows.
      Through December 31, 2005, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in United States Dollars for the rest of the world. During 2005, 2004 and 2003, fluctuations in foreign currencies did not materially affect the results of operations reported by us. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in United States Dollars represented approximately 90% of total revenues in 2005, 90% in 2004 and 91% in 2003, market risk exists in foreign countries where we sell in United States Dollars, and a major strengthening of the United States Dollar could have a material negative impact on our business. We do not engage in foreign currency hedging transactions.
      On December 21, 2005, the Compensation Committee of the Board voted to accelerate the vesting of approximately 438,200 “out-of-the-money” stock options. The primary purpose of the accelerated vesting of the “out-of-the-money” stock options referenced above is to eliminate future stock-based employee compensation expense we would otherwise recognize in our consolidated statement of operations with respect to these accelerated options once SFAS No. 123(R) becomes effective. These options had exercise prices substantially in excess of our then current stock price which was $23.10 as of the close of market on December 21, 2005. We believe that these options were of limited value to employees and did not offer incentive comparable to the compensation expense attributed to the options. Approximately $7.3 million future expense was eliminated and is included in the pro forma net income for the year ended December 31, 2005.
Results of Operations
      The following table sets forth, for the period indicated, certain financial information as a percentage of net revenues:

	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Cost of products and services	39.7	41.7	47.6

Gross margin	60.3	58.3	52.4
Operating expenses:
Research and development	6.2	5.6	7.7
Selling, general and administrative	35.4	36.3	39.9

	41.6	41.9	47.6
Operating income	18.7	16.4	4.7
Interest income and other, net	0.4	0.3	0.0

Income before provision for income taxes	19.1	16.7	4.7
Provision for income taxes	1.4	1.0	0.3

Net income	17.7%	15.7%	4.4%

2005 results compared to 2004 (in thousands, except percentages)

	Years Ended December 31,

	2005		2004
					2004-2005
	Amount	%(a)	Amount	%(a)	% Change

Revenues from sales of:
Lasers & Instrumentation	$62,047	49%	$56,958	61%	9%
Disposable supplies	56,341	44%	29,383	31%	92%
Service	8,736	7%	7,429	8%	18%

Total net revenues	$127,124	100%	$93,770	100%	36%
Gross margin:
Product	$74,339	63%	$53,043	61%	40%
Service	2,364	27%	1,612	22%	47%
Total gross margin	76,703	60%	54,655	58%	40%
Research & development	7,858	6%	5,217	6%	51%
Selling, general & admin	45,014	35%	34,023	36%	32%
Net income	22,550	18%	14,739	16%	53%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

Lasers and Instrumentation
      Revenues from the sales of lasers and instrumentation increased 9% to $62.0 million compared to $57.0 million in 2004. The increase is due primarily to increased revenue from the sale of GreenLight PV laser systems offset by a reduction in aesthetic laser revenues. We believe the increase in GreenLight laser revenue was driven by continued strong demand for these systems to treat BPH. The worldwide installed base of GreenLight PV laser systems now stands at approximately 775 units with approximately 425 units domestically and approximately 350 units internationally. Revenues from the sale of aesthetic lasers and instrumentation decreased approximately 5% in 2005 compared to 2004. We believe the decrease in aesthetic revenues was impacted by the transition from McKesson to Henry Schein as our U.S. distributor for aesthetic products.
      We expect to see higher sales of our laser systems and instrumentation during 2006 as we expect demand for the procedures which use our laser systems to continue to grow.

Disposable Supplies
      Revenues from the sales of disposable supplies increased 92% to $56.3 million compared to $29.4 million in 2004. This increased revenue was driven primarily by an increase in shipments of GreenLight PV fiber optic delivery devices which totaled approximately 74,000 units in 2005, up from approximately 37,000 units in 2004. We believe these increases were driven by the growing world wide body of clinical data that demonstrates the clinical efficacy, high safety profile, and cost effectiveness of the PVP procedure. During the fourth quarter of 2005, we introduced a new pricing program for the GreenLight PV delivery devices in the United States, reducing the retail sales price of our GreenLight PV delivery devices from $875 to $795. We do not expect a significant change to the price of our GreenLight PV delivery devices in 2006. We expect revenues from the sales of GreenLight PV delivery devices to continue to increase worldwide in 2006 based on the following factors:

•	Further increases in demand for the PVP procedure;

•	Growth in the worldwide PVP market; and

•	Increased positive clinical data on the benefits of the PVP procedure.

Service
      Service revenues increased 18% to $8.7 million compared to $7.4 million in 2004. The increases were due primarily to a greater number of service contracts sold to service our growing installed base of lasers. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on a time and material basis. We recognize revenues on service over the period of the service contract or when time and material services are performed. Increases in future service revenues depends on increases to the installed base of lasers, as well as the acceptance of our service contracts by our customers.

Gross Margin — Product
      Product gross margin as a percentage of net product revenues was 63% in 2005, an improvement of two percentage points compared to 2004. The increase in product gross margin is primarily due to a shift in product mix to higher margin disposable devices. The increase in worldwide sales of disposable supplies at high margins was offset by the increased percentage of sales to international customers at lower profit margins. Our gross profit margin will vary as our sales mix changes. Increases in sales of our GreenLight PV delivery devices will generally raise our overall gross profit margin, whereas increases in sales of products through distributors in international markets will tend to decrease our overall gross profit margin.

Gross Margin — Service
      Gross margin from service activities as a percentage of net service revenues was 27% in 2005 compared to 22% in 2004. The increase in service margins reflects a decrease in time and material costs on average to service our installed base of lasers. We expect that gross margin, as a percentage of net revenues from service activities in 2006, will be similar to 2005 levels.

Research and Development
      Research and development expenses increased 51% in 2005 compared to 2004. The increase in research and development expenses resulted primarily from new product development and clinical activities focused on the development and launch of future products and new clinical applications. As a percentage of total revenues these expenses remained constant. We expect research and development expenses to increase between 50-60% in 2006 as we continue funding of key new product development programs, enhancements to existing products, new clinical applications, and clinical trials and evaluations necessary for regulatory approval to market new products. Research and development spending during 2006 is expected to be in the range of 7% to 9% of total revenues.

Selling, General and Administrative
      Selling, general and administrative (“S,G&A”) expenses increased by approximately $11.0 million to $45.0 million in 2005 from $34.0 million in 2004. The increase in SG&A expenses resulted primarily from higher sales and marketing expenses to support our current and future growth initiatives and increased sales in the United States and international markets.
      We expect our S,G&A expenses to increase in 2006 as domestic and international initiatives in sales and marketing are executed, but not exceed the rate of increase in our revenues. S,G&A expenses are expected to range between 33% to 35% of sales during 2006.

Interest and Other Income
      Interest and other income increased by approximately $0.3 million to $0.5 million in 2005. The increase is primarily due to higher average cash balances from cash generated during operating activities in 2005.

Provision for Income Taxes
      Our effective income tax rate in 2005 was 7.4% as compared to 6.0% in 2004. During 2005, we determined that it is more likely than not that we will have sufficient future taxable income in the United States to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets. The valuation allowances we eliminated related mainly to net operating loss carryforwards (“NOLs”) arising from deductions taken on income tax returns in prior years for compensation arising from the exercise of stock options. This generated a $17.5 million increase to equity in 2005. The effective income tax rate for 2006 is anticipated to be approximately 40%, though our cash payments for income taxes will be reduced while we utilize our NOL carryforwards.
2004 results compared to 2003 (in thousands, except percentages):

	Years Ended December 31,

	2004		2003
					2003-2004
	Amount	%(a)	Amount	%(a)	% Change

Revenues from sales of:
Lasers & Instrumentation	$56,958	61%	$37,568	65%	52%
Disposable supplies	29,383	31%	13,536	24%	117%
Service	7,429	8%	6,323	11%	17%

Total net revenues	$93,770	100%	$57,427	100%	63%
Gross Margin:
Product	$53,043	61%	$28,162	55%	88%
Service	1,612	22%	1,924	30%	(16)%
Total gross margin	54,655	58%	30,086	52%	82%
Research & development	5,217	6%	4,443	8%	17%
Selling, general & admin	34,023	36%	22,936	40%	48%
Net income	14,739	16%	2,517	4%	486%

(a)	expressed as a percentage of total net revenues except for gross margins which are expressed as a percentage of either product or service revenues as designated.

Lasers and Instrumentation
      During 2004, revenues from the sales of laser equipment and instrumentation increased 52% to $57.0 million, or 61% of total net revenues, compared to $37.6 million, or 65%, of total net revenues in 2003. The increases in sales of these products is attributed to higher sales of GreenLight PV laser systems for the treatment of BPH as well as higher sales of lasers and instrumentation for aesthetic applications.
      This increase is attributed to higher demand for the product created by the growing popularity of the PVP procedure that uses the GreenLight PV laser system.
      The increase in sales of lasers and instrumentation for aesthetic applications is attributed to continued demand for products used in these types of applications. Sales of these products increased 24% during the year ended December 31, 2004 compared to 2003. The demand comes from growing numbers of doctors (particularly family practice doctors and OB/GYN doctors) adding aesthetic procedures to their traditional practices as well as the continued strong demand from patients seeking these types of procedures.

Disposable Supplies
      Net revenues from shipments of disposable supplies were 117% higher in 2004 than 2003, and were approximately $29.4 million, or 31%, of total revenues in 2004, compared to approximately $13.5 million, or 24% of total revenues in 2003. These higher revenues are principally due to increasing demand for the

GreenLight PV delivery devices which are used with the GreenLight PV laser system to perform the PVP procedure. Since the introduction of the GreenLight PV laser system and the PVP procedure. We have sold over 54,000 Greenlight PV delivery devices.

Service
      Service revenues were 17% higher in 2004 than 2003, and were approximately $7.4 million, or 8% of total revenues in 2004, compared to $6.3 million, or 11% of revenue in 2003. Service revenues increased in all geographic regions, but the growth rate was marginally higher at our foreign subsidiaries.

Gross Margin — Product
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

Gross Margin — Service
      Gross margin from service activities as a percentage of net service revenues was 22% in 2004 compared to 30% in 2003. The decrease reflects an increase in material costs.

Research and Development
      Research and development expenses result from activities related to the development of new laser, instrumentation and disposable products, the enhancement of our existing products and the development of surgical applications for new and existing products. In 2004, amounts spent on research and development increased 17% from amounts spent in 2003.

Selling, General, and Administrative
      Selling, general and administrative expenses increased 48% in 2004 compared to 2003. This was due in part to higher commissions paid commensurate with the increase in aesthetic and surgical revenues, higher marketing and education expenses related to expanding the presence of our products in both domestic and international markets, as well as increased costs related to compliance with the new requirements of the Sarbanes-Oxley Act of 2002.
      In 2004, we recorded an income tax provision of $940,000. While the United States operations reported a book income before tax, due to net operating loss carryforwards, the United States entity’s tax liability was limited to the alternative minimum tax. The United Kingdom subsidiary incurred a charge of $183,000 for income taxes due to its profitability. While the French subsidiary reported a net income in 2004, no tax provision was required due to that entity’s net operating loss carryforwards.

Provision for Income Taxes
      At December 31, 2004, we had deferred tax assets of approximately $22.9 million. We evaluated the need for a valuation allowance for the deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. At December 31, 2004, we had no apparent near-term ability to realize our deferred tax assets through carry backs or available tax planning strategies. Additionally, based on cumulative pre-tax losses we sustained in the three years ended December 31, 2004 and the current economic uncertainty in our industry that limited our ability to generate verifiable forecasts of future domestic taxable income, a valuation allowance, in an amount equal to our deferred tax assets was recorded at December 31, 2004. The valuation allowance increased by approximately $7.2 million in 2004 and decreased by approximately $0.1 million in 2003.

Critical Accounting Policies and Estimates
      We follow accounting principles generally accepted in the United States (“GAAP”) in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:

•	revenue recognition;

•	allowance for doubtful accounts;

•	warranty obligation;

•	excess and obsolete inventory;

•	legal contingencies; and

•	income tax

Revenue Recognition
      Our revenue is primarily comprised of the following: sale and rental of laser equipment and instrumentation, GreenLight PV delivery devices, and service and parts revenue. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under this standard the following four criteria must be met in order to recognize revenue:
      1) Persuasive evidence of an arrangement exists;
      2) Delivery has occurred or services have been rendered;
      3) Our selling price is fixed or determinable; and
      4) Collectibility is reasonably assured
      The four revenue recognition criteria and other revenue related accounting pronouncements are applied to our sales as described in the following paragraphs.
      We recognize revenues from the sale of GreenLight PV delivery devices when we ship the delivery device. We recognize revenue upon shipment of the GreenLight PV delivery devices as we have no continuing obligations subsequent to shipment. We do not accept returns of GreenLight PV delivery devices. The fee for a GreenLight delivery device becomes due upon shipment and is not dependent on actual PVP procedures performed and our customers do not notify us of their GreenLight PV delivery device usage.
      In international regions outside of the United Kingdom and France, we utilize distributors to market and sell our products. We recognize revenues upon shipment for sales through these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally, our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay us for the sale regardless of whether the distributor is able to resell the product.
      Historically, we have allowed the return of a small number of lasers, and as of December 31, 2005 we have recorded an allowance to cover such laser returns as a direct reduction to revenues. In addition, we are usually willing to accept returns of small-dollar accessories if the customer ordered the wrong part or quantity. The return of small-dollar accessories has an insignificant impact on revenue. We are able to make reasonable estimates of future returns based upon historical return rates and therefore we recognize revenue on all products as they are shipped, provided that Staff Accounting Bulletin No. 104, “Revenue Recognition” criteria have been met. Returns have an insignificant impact on revenue as historical return rates have been low.
      Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in en Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.
      We provide incentives to customers that are accounted for under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
      We occasionally provide consideration (in the form of cash or free products) to customers in exchange for performing training. Such consideration is treated as a sales and marketing expense and not as a reduction of revenue, because we receive an identifiable benefit and we can reasonably estimate the fair value of that benefit, based upon external market rates for similar training and physicians’ services.
      Service revenues are related to the provision of repair and maintenance services under various types of arrangements. For customers who purchase fixed price service contracts, we recognize service revenue on a straight-line basis over the term of the contract. Payments received in advance of services performed, normally for purchases of service contracts by our customers for a specified period, are initially recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts.
      For all types of revenue we assess the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured.

Allowance for Doubtful Accounts
      We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the possibility that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of December 31, 2005, 2004 and 2003 our allowance for doubtful accounts totaled approximately $416,000, $104,000 and $268,000 respectively.

Warranty Obligation
      We provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our future warranty obligation based on actual material usage and service delivery costs experienced in correcting product warranty failures over the preceding twelve months. However, should actual product failure rates, material usage or service delivery costs differ from historical experience, increases in warranty expense could be required. Warranty reserves as of December 31, 2005, 2004 and 2003 were $2.9 million, $2.5 million and $1.9 million, respectively.

Excess and Obsolete Inventory
      We maintain reserves for our estimated obsolete or unmarketable inventory. Inventory reserves are recorded when conditions indicate that the selling price may be less than cost due to factors such as estimates about future demand, reductions in selling prices, physical deterioration, usage and obsolescence. The reserves are equal to the difference between the cost of inventory and the estimated market value. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required and gross margin could be adversely impacted. As of December 31, 2005, 2004 and 2003, our reserves were $1.6 million, $1.8 million and $1.9 million, respectively.

Legal Contingencies
      At the end of each accounting period, we review all outstanding legal matters. If we believe it is probable that we will incur a loss as a result of the resolution of a legal matter and we can reasonably estimate the amount of the loss, we accrue our best estimate of the potential loss. New developments in legal matters can cause changes in previous estimates and result in significant changes in loss accruals. If current legal matters are resolved in a manner unfavorable to us, it could have a material adverse impact on our financial results.

Income Tax
      We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties based on our estimate of the possibility that certain positions will be challenged and may not be sustained upon audit by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the completion of audits or the expiration of statutes of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
      We must assess whether it is “more likely than not” that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Due to the amount of Net Operating Losses available for income tax purposes through 2004, we had a full valuation allowance against our deferred tax assets. In 2005 we concluded that it is more likely than not that we will have sufficient future taxable income in the United States to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets.
Financial Review — Liquidity and Capital Resources
      The following table contains selected balance sheet information that serves as the basis of the discussion of our liquidity and capital resources (in thousands):

	December 31,	December 31,
	2005	2004

Cash and cash equivalents	$30,653	$15,954
Working capital	$75,047	$38,566
Total assets	$111,770	$61,589
      Our cash and cash equivalents consist principally of money market funds. Cash and cash equivalents were $30.7 million at December 31, 2005 , an increase of $14.7 million compared with December 31, 2004.

      Cash and cash equivalents were impacted principally by:

•	Positive cash flow from operating activities of $19.2 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $2.5 million; and

•	Capital expenditures of $6.6 million primarily for facility expansion and implementation of a new enterprise resource planning system.
      Operating activities generated $19.2 million in 2005 up from $7.4 million provided in 2004. In 2005 we:

•	Generated $24.3 million of cash from net income plus non-cash related expenses;

•	Used cash of $7.9 million to increase inventory levels, primarily for the GreenLight PV laser systems and Greenlight PV delivery devices;

•	Increased accounts payable by $5.7 million due to increased sales and marketing expenses; and

•	Increased sales, which resulted in increases of $5.7 million and $1.6 million to accounts receivable and deferred revenue, respectively.
      Net cash used in investing activities was $6.8 million in 2005 up from $2.9 million net cash used in 2004. The principal changes in cash used in investing activities in 2005 were due to acquisition of property and equipment. The remaining $0.3 million was used on the acquisition of intellectual property related to our new Solis aesthetic light-based treatment device.
      Cash provided by financing activities was $2.5 million in 2005 a decrease from $4.2 million cash provided in 2004. The principal factor that contributed to the cash provided by financing activities was cash received from the issuance of stock under employee stock programs.
      We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires in September 2006. Credit is extended based on our eligible accounts receivable and inventory. At December 31, 2005, we had approximately $5.0 million in borrowing capacity and no borrowings outstanding. Our assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as we collect our accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of our stock. The agreement further requires we maintain a minimum tangible net worth. As of December 31, 2005, we were in compliance with all covenants and had no outstanding borrowings under the line of credit facility.
      We anticipate that future changes in cash and working capital will be dependent on a number of factors including:

•	Our level of profitability;

•	Our determination to acquire or invest in products and businesses complementary to ours; and

•	The market price for our common stock as it affects the exercise of stock options and sale of common stock under stock plans.
      We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for at least the next twelve months, additional financing may be required for our currently envisioned long-term needs.
      There can be no assurance that any additional financing will be available on terms acceptable to us, or at all. In addition, future equity financings could result in dilution to our shareholders, and future debt financings could result in certain financial and operational restrictions.

Contractual Obligations
      The impact that our contractual obligations as of December 31, 2005 are expected to have on our liquidity and cash flow in future periods is as follows (in thousands):

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$6,907	$1,248	$2,224	$1,964	$1,471
Capital Leases	$28	$19	$9	—	—

Total	$6,935	$1,267	$2,233	$1,964	$1,471
      On July 29, 2005, we entered into a non-exclusive distribution agreement with Henry Schein, Inc, pursuant to which Henry Schein, a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States.
      We did not enter into any other additional material contractual obligations during the year ended December 31, 2005.
Off-Balance Sheet Arrangements
      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any unconsolidated SPE transactions.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123(R). This standard requires expensing of stock options and other share-based payments and supersedes the FASB’s earlier rule (the original SFAS 123) that allowed companies to choose between expensing stock options or showing pro forma disclosure only. We currently show the pro forma disclosures in Note 1 to these consolidated financial statements. In April 2005, the SEC approved a new rule to delay the effective date of SFAS 123(R) to annual periods that commence after June 15, 2005. We will be required to implement the new pronouncement and begin recording share-based expense at the beginning of the first quarter of 2006. Although we have not yet determined whether the adoption of the SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we expect the adoption of SFAS 123(R) to have a significant adverse impact on our consolidated operating results.
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN No. 47)”. FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our results of operations or financial condition.
      In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination”. EITF No. 05-06 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. In September 2005, the EITF clarified that the consensus in this issue does not apply to preexisting leasehold improvements. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 2005. The adoption of this statement did not have a material impact on our results of operations or financial condition.
      In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) to the company for determination of the one-time election for purposes of transition. We are currently evaluating the alternative methods.

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
Interest Rate Risk
      Our exposure to market rate risk for changes in interest rates relates primarily to our cash and cash equivalents. In 2005 and 2004, we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings have generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
      On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.

Foreign Currency Risk
      International revenues were approximately 31% of total revenues in 2005 and 27% of total revenues in 2004. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. These activities require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:

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
      Through December 31, 2005, sales outside of the United States have been denominated in the local currencies of the United Kingdom and France and in United States Dollars for the rest of the world. During 2005, 2004 and 2003, fluctuations in foreign currencies did not materially affect the results of operations reported by us. However, we are exposed to foreign currency risk in a number of areas. Although our revenues denominated in United States Dollars represented approximately 90% of total revenues in 2005, 90% in 2004 and 91% in 2003, market risk exists in foreign countries where we sell in United States Dollars, and a major strengthening of the United States Dollar could have a material negative impact on our business.
      Accordingly, our future results could be materially adversely affected by changes in these regulatory, geopolitical and other factors.
      We do not engage in hedging transactions.

Item 8.	Consolidated Financial Statements and Supplementary Data.
      Consolidated financial statements of Laserscope at December 31, 2005 and 2004, and for each of the three years ended December 31, 2005, the report of independent registered public accounting firm thereon and Supplementary Data are included as separate sections in this Annual Report on Form 10-K in Item 6 “Selected Financial Data” and Item 15, “Exhibits, Financial Statement Schedules and reports on Form 8-K.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
      Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the our Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Disclosure Committee and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective.
      Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
      Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
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

Item 9B.	Other Information
      On December 15, 2005, the Company announced that Robert Pearson, a member of the Board of Directors of the Company and the Chairman of its Audit Committee, stated his intention to resign from the Board effective upon the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Mr. Pearson has since determined that he will serve as a member of the Company’s Board of Directors and as the Chairman of its Audit Committee until the Company’s 2006 Annual Meeting. Mr. Pearson has decided to leave the Board for personal reasons. The Company plans to fill the vacancy created by Mr. Pearson’s departure.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file a definitive proxy statement on or prior to May 1, 2006 pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Shareholders and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant.
      The information concerning our directors and executive officers required by this Item 10 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the headings “Election of Directors.” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively. See also Item 1 above.
Code of Ethics
      The information required by this Item 10 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Code of Ethics.”

Item 11.	Executive Compensation.
      The information required by this Item 11 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Related Shareholder Matters.
      The information required by this Item 12 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Beneficial Ownership of Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated by reference from our Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading “Principal Accountant Fees and Services.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) (1) Consolidated Financial Statements:

(2)	The following financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is submitted herewith:

Page

Schedule II — Valuation and Qualifying Accounts	S-1
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
      (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		By-laws of Registrant, as amended.(1)
3	.1A	Amendment to By-laws adopted on August 10, 2005.(2)
3.3		Eighth Amended and Restated Articles of Incorporation of Registrant.(3)
10	.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
10	.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
10	.1C	2004 Stock Option Plan and form of Stock Option Agreement.(6)
10.2		1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(7)
10	.3A	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(8)
10	.3B	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(9)
10.4		2006 Director Compensation Plan.(10)
10.5		2006 Incentive Compensation Plan.(11)
10.6		401(k) Plan.(12)
10	.7A	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(13)
10	.7B	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(14)
10.8		Form of indemnification agreement.(15)
10	.9A	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(16)
10	.9B	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(17)
10	.9C	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10	.9D	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(19)
10	.9E	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(20)

Exhibit
Number		Description

10	.9F	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004.(21)
10.10		1990 Director’s Stock Option Plan and form of Option Agreement.(22)
10	.11A	Form of Laserscope Management Continuity Agreement, as amended.(23)
10	.11B	Form of Laserscope Management Continuity Agreement, as amended.(24)
10	.12C	Form of Laserscope Management Continuity Agreement.(25)
10	.12D	Form of Laserscope Management Continuity Agreement. (26)
10	.13A	1995 Director’s Stock Option Plan and form of Option agreement.(27)
10	.13B	1999 Director’s Stock Option Plan.(28)
10	.14A	Common Stock Placement Agreement.(29)
10	.14B	Form of Common Stock Purchase Agreement.(30)
10	.15A	Convertible Loan Agreement.(31)
10	.15B	Amendment to Convertible Loan Agreement.(32)
10	.15C	Amendment to the Convertible Debentures Agreement between the Registrant and Renaissance Capital Growth and Income Fund III, Inc.(33)
10.16		Form of Distribution Agreement between Laserscope and Henry Schein, Inc. dated July 29, 2005.(34)
21.1		Subsidiaries of Registrant.(35)
23.1		Consent of Independent Registered Public Accounting Firm.(36)
31.1		Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(37)
31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(38)
32.1		Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(39)
32.2		Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(40)

(1)	Incorporated by reference to Exhibit 3.4 filed in response to Item 14(a)(3),“Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(2)	Incorporated by reference to Exhibit 3.1 filed in response to Item 9.01(c), “Financial Statements and Exhibits,” of Registrant’s Current Report on Form 8-K filed on August 11, 2005.
(3)	Incorporated by reference to Exhibit 3.3 filed in response to Item 15(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference to Exhibit 10.1A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(5)	Incorporated by reference to Exhibit 10.1B filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
(6)	Filed herewith.
(7)	Incorporated by reference to Exhibit 10.2 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.
(8)	Incorporated by reference to Exhibit 10.3 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(9)	Incorporated by reference to Exhibit 10.3A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed herewith.
(11)	Filed herewith.
(12)	Incorporated by reference to Exhibit 10.4 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.

(13)	Incorporated by reference Exhibit 10.6 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(14)	Incorporated by reference Exhibit 10.6A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(15)	Incorporated by reference to Exhibit 10.10 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.
(16)	Incorporated by reference to Exhibit 10.11G filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(17)	Incorporated by reference to Exhibit 10.11H filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
(18)	Incorporated by reference to Exhibit 10.11I filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
(19)	Incorporated by reference to Exhibit 10.11J filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
(20)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(21)	Incorporated by reference to Exhibit 10.11L filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
(22)	Incorporated by reference to Exhibit 10.13 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(23)	Incorporated by reference to Exhibit 10.14 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(24)	Incorporated by reference to Exhibit 10.14 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
(25)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
(26)	Incorporated by reference to Exhibit 10.1 filed in response to Item 9.01(c),“Financial Statements and Exhibits”, of the Registrant’s Current Report on Form 8-K filed on December 28, 2005.
(27)	Incorporated by reference to Exhibit 10.18 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.
(28)	Incorporated by reference to Exhibit 10.18A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(29)	Incorporated by reference to Exhibit 10.19 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(30)	Incorporated by reference to Exhibit 10.19A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(31)	Incorporated by reference to Exhibit 10.20 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(32)	Incorporated by reference to Exhibit 10.20A filed in response to Item 15(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(33)	Incorporated by reference to Exhibit 10.2 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(34)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(35)	Filed herewith.
(36)	Filed herewith.
(37)	Filed herewith.
(38)	Filed herewith.
(39)	Filed herewith.
(40)	Filed herewith.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERSCOPE

By:	/s/ ERIC M. REUTER

Eric M. Reuter
President and Chief Executive Officer
Date: March 15, 2006
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric M. Reuter and Derek Bertocci as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pressley (Robert J. Pressley, Ph.D.)	Chairman of the Board of Directors	March 15, 2006

/s/ Eric M. Reuter (Eric M. Reuter)	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Derek Bertocci (Derek Bertocci)	Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ James Baumgardt (James Baumgardt)	Director	March 15, 2006

/s/ Robert C. Pearson (Robert C. Pearson)	Director	March 15, 2006

/s/ Rodney Perkins (Rodney Perkins, M.D.)	Director	March 15, 2006

/s/ Elisha Finney (Elisha Finney)	Director	March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
To the Board of Directors and Shareholders of Laserscope:
      We have completed integrated audits of Laserscope, Inc.’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) in the accompanying index present fairly, in all material respects, the financial position of Laserscope, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 15, 2006

LASERSCOPE
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Thousands except
	share amounts)
ASSETS
Current assets
Cash and cash equivalents	$30,653	$15,954
Accounts receivable, net of allowance for doubtful accounts of $416 and $104, respectively	25,138	20,342
Inventories	27,058	19,446
Deferred tax assets	16,285	—
Other current assets	2,886	1,471

Total current assets	102,020	57,213
Property and equipment, net	8,663	3,457
Goodwill	655	655
Other assets	432	264

Total assets	$111,770	$61,589

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,961	$2,389
Accrued compensation	4,273	4,365
Warranty	2,947	2,536
Other accrued liabilities	6,691	5,761
Deferred revenue	5,082	3,575
Current obligations under capital leases	19	21

Total current liabilities	26,973	18,647

Long-term liabilities:
Obligations under capital leases	9	31

Total long-term liabilities	9	31

Commitments and contingencies (Note 8)
Shareholders’ equity
Common stock, no par value:
Authorized shares — 30,000,000 at December 31, 2005 and 2004
Issued and outstanding shares — 22,296,689 and 21,966,117 at December 31, 2005 and 2004, respectively	84,957	65,009
Retained earnings (accumulated deficit)	287	(22,263)
Accumulated other comprehensive income/(loss)	(456)	165

Total shareholders’ equity	84,788	42,911

Total liabilities and shareholders’ equity	$111,770	$61,589

See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

	(Thousands, except
	per share amounts)
Net revenues:
Products	$118,388	$86,341	$51,104
Services	8,736	7,429	6,323

Total net revenues	127,124	93,770	57,427

Cost of products and services:
Products	44,049	33,298	22,942
Services	6,372	5,817	4,399

Total cost of products and services	50,421	39,115	27,341

Gross margin	76,703	54,655	30,086

Operating expenses:
Research and development	7,858	5,217	4,443
Selling, general and administrative	45,014	34,023	22,936

Total operating expenses	52,872	39,240	27,379

Operating income	23,831	15,415	2,707
Interest income	224	39	52
Interest expense and other income, net	321	225	(40)

Income before income taxes	24,376	15,679	2,719
Provision for income taxes	1,826	940	202

Net income	$22,550	$14,739	$2,517

Net income per share
Basic	$1.02	$0.70	$0.13

Diluted	$0.98	$0.65	$0.13

Shares used for net income per share
Basic	22,142	21,075	17,452

Diluted	22,917	22,808	21,838

See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash flows from operating activities:
Net income	$22,550	$14,739	$2,517
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,420	1,055	1,222
Tax benefit of stock option exercises	17,455	383	—
Amortization of debt issuance costs	—	—	135
Provision for doubtful accounts	606	229	93
Changes in assets and liabilities:
Accounts receivable	(5,965)	(7,627)	(2,204)
Inventories	(7,905)	(5,940)	(2,679)
Deferred tax assets	(16,285)	—	—
Prepayments and other current assets	(1,581)	(68)	(326)
Accounts payable	5,709	(1,271)	829
Accrued compensation	(53)	1,998	327
Warranty	411	589	820
Deferred revenue	1,561	1,539	614
Other accrued liabilities	1,256	1,758	371

Cash provided by operating activities	19,179	7,384	1,719

Cash flows from investing activities:
Capital expenditures	(6,553)	(2,812)	(873)
Acquisition of licenses and other intangibles	(267)	(127)	(200)

Cash used in investing activities	(6,820)	(2,939)	(1,073)

Cash flows from financing activities:
Payment on obligations under capital leases	(20)	(10)	(117)
Proceeds from the sale of common stock under stock plans	2,478	3,691	1,565
Proceeds from the exercise of warrants	15	508	97
Repayment of shareholder notes	—	—	125
Proceeds from line of credit	—	—	200
Repayment of line of credit	—	—	(200)

Cash provided by financing activities	2,473	4,189	1,670

Effect of exchange rate changes on cash	(133)	162	181
Increase in cash and cash equivalents	14,699	8,796	2,497
Cash and cash equivalents, beginning of year	15,954	7,158	4,661

Cash and cash equivalents, end of year	$30,653	$15,954	$7,158

Supplemental cash flow information:
Cash paid for income taxes, net of refunds	$1,023	$224	$67
Cash paid for interest	$34	$37	$234
Non-cash financing, equipment lease	$—	$81	$—
Debenture conversion	$—	$—	$2,850
See notes to consolidated financial statements

LASERSCOPE
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Retained	Accumulated	Notes
	Common		Earnings	Other	Receivable	Total
	Shares	Common	(Accumulated	Comprehensive	from	Shareholders’
	Issued	Stock	Deficit)	Income/(Loss)	Shareholders	Equity

	(In thousands)
Balance at December 31, 2002	16,828	$55,915	$(39,519)	$(789)	$(125)	$15,482
Components of comprehensive income:
Net income			2,517			2,517
Translation adjustments				562		562

Total comprehensive income						3,079
Common stock issued under stock plans	828	1,565				1,565
Common stock issued upon warrant exercises	76	97				97
Debenture conversion into common stock, net of unamortized issuance costs	2,400	2,850				2,850
Repayment of shareholder notes					125	125

Balance at December 31, 2003	20,132	60,427	(37,002)	(227)	—	23,198
Components of comprehensive income:
Net income			14,739			14,739
Translation adjustments				392		392

Total comprehensive income						15,131
Common stock issued under stock plans	1,471	3,691				3,691
Common stock issued upon warrant exercises	363	508				508
Tax benefit of stock option exercise		383				383

Balance at December 31, 2004	21,966	65,009	(22,263)	165	—	42,911
Components of comprehensive income:
Net income			22,550			22,550
Translation adjustments				(621)		(621)

Total comprehensive income						21,929
Common stock issued under stock plans	321	2,478				2,478
Common stock issued upon warrant exercises	10	15				15
Tax benefit of stock option exercise		17,455				17,455

Balance at December 31, 2005	22,297	$84,957	$287	$(456)	$—	$84,788

See notes to consolidated financial statements

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business
      Laserscope (the “Company,” “we,” “us,” “our”), operates in one business segment, the medical systems business. We develop, manufacture, market and support aesthetic and surgical lasers and other light-based systems, related instrumentation and disposable supplies. We market our products and services in over thirty-five countries worldwide to hospitals, outpatient surgery centers and physicians.

Basis of presentation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

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

Fair value of financial instruments
      Carrying amounts of our financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Based on the borrowing rates currently available to us for loans with similar terms, the carrying value of the capital lease obligations, approximates its fair value.

Cash and cash equivalents
      We consider cash equivalents to be short-term financial instruments that are readily convertible to cash, subject to no more than insignificant interest rate risk and that have original maturities of three months or less.

Revenue recognition
      Our revenue is primarily comprised of the following: sale and rental of laser equipment and instrumentation, GreenLight PV delivery devices, and service and parts revenue. We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). Under this standard the following four criteria must be met in order to recognize revenue:
      1) Persuasive evidence of an arrangement exists;
      2) Delivery has occurred or services have been rendered;
      3) Our selling price is fixed or determinable; and
      4) Collectibility is reasonably assured
      The four revenue recognition criteria and other revenue related accounting pronouncements are applied to our sales as described in the following paragraphs.
      We recognize revenues from the sale of GreenLight PV delivery devices when we ship the delivery device. We recognize revenue upon shipment of the GreenLight PV delivery devices as we have no continuing obligations subsequent to shipment. We do not accept returns of GreenLight PV delivery

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
devices. The fee for a GreenLight delivery device becomes due upon shipment and is not dependent on actual PVP procedures performed.
      In international regions outside of the United Kingdom and France, we utilize distributors to market and sell our products. We recognize revenues upon shipment for sales through these independent, third party distributors as we have no continuing obligations subsequent to shipment. Generally, our distributors are responsible for all marketing, sales, installation, training and warranty labor coverage for our products. Our standard terms and conditions do not provide price protection or stock rotation rights to any of our distributors. In addition, our distributor agreements do not allow the distributor to return or exchange products and the distributor is obligated to pay us for the sale regardless of whether the distributor is able to resell the product.
      Historically, we have allowed the return of a small number of lasers, and as of December 31, 2005 we have recorded an allowance to cover such laser returns as a direct reduction to revenues. In addition, we are usually willing to accept returns of small-dollar accessories if the customer ordered the wrong part or quantity. The return of small-dollar accessories has an insignificant impact on revenue. We are able to make reasonable estimates of future returns based upon historical return rates and therefore we recognize revenue on all products as they are shipped, provided that Staff Accounting Bulletin No. 104, “Revenue Recognition” criteria have been met. Returns have an insignificant impact on revenue as historical return rates have been low.
      Certain sales of lasers have post-sale obligations of installation and advanced training. These obligations are fulfilled after product shipment, and in these cases, we recognize revenue in accordance with the multiple element accounting guidance set forth in en Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables”. When we have objective and reliable evidence of fair value of the undelivered elements we defer revenue attributable to the post-shipment obligations and recognize such revenue when the obligation is fulfilled. Otherwise we defer all revenue until all elements are delivered.
      We provide incentives to customers that are accounted for under EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. Customers are not required to provide documentation that would allow us to reasonably estimate the fair value of the benefit received and we do not receive an identifiable benefit in exchange for the consideration. Accordingly, the incentives are recorded as a reduction of revenue.
      We occasionally provide consideration (in the form of cash or free products) to customers in exchange for performing training. Such consideration is treated as a sales and marketing expense and not as a reduction of revenue, because we receive an identifiable benefit and we can reasonably estimate the fair value of that benefit, based upon external market rates for similar training and physicians’ services.
      Service revenues are related to the provision of repair and maintenance services under various types of arrangements. For customers who purchase fixed price service contracts, we recognize service revenue on a straight-line basis over the term of the contract. Payments received in advance of services performed, normally for purchases of service contracts by our customers for a specified period, are initially recorded as deferred revenue. For customers without service contracts, we recognize service revenue when we provide service. We record spare parts revenue upon shipment of the parts.
      For all types of revenue we asses the credit worthiness of all customers in connection with their purchases. We only recognize revenue when collectibility is reasonably assured.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
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

Warranty Obligation
      We provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our future warranty obligation based on actual material usage and service delivery costs experienced in correcting product warranty failures over the preceding twelve months. Warranty reserves as of December 31, 2005, 2004 and 2003 were $2.9 million, $2.5 million and $1.9 million, respectively.

Excess and Obsolete Inventory
      We maintain reserves for our estimated obsolete or unmarketable inventory. Inventory reserves are recorded when conditions indicate that the selling price may be less than cost due to factors such as estimates about future demand, reductions in selling prices, physical deterioration, usage and obsolescence. The reserves are equal to the difference between the cost of inventory and the estimated market value. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold. As of December 31, 2005, 2004 and 2003, our reserves were $1.6 million, $1.8 million and $1.9 million, respectively.

Litigation
      At the end of each accounting period, we review all outstanding legal matters. If we believe it is probable that we will incur a loss as a result of the resolution of a legal matter and we can reasonably estimate the amount of the loss, we accrue our best estimate of the potential loss. New developments in legal matters can cause changes in previous estimates and result in significant changes in loss accruals. If current legal matters are resolved in a manner unfavorable to us, they could have a material adverse impact on our financial results, financial position, or future cash flows.

Functional Currency
      We have a foreign subsidiary in France which sells to customers in France, and we also have a subsidiary in the United Kingdom which sells to customers in all of Europe, except France. Sales are denominated in United States Dollars except for sales in the United Kingdom and France, which are denominated in British Pound Sterling and Euro, respectively. In preparing our consolidated financial statements, we are required to translate the financial statements of the foreign subsidiaries from the currency in which they keep their accounting records into United States Dollars. Our two subsidiaries maintain their accounting records in their functional currencies which are also their respective local currencies, the Euro and the British Pound Sterling. The functional currency is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billing, financing, payroll, and other expenditures would be considered the functional currency but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered. Since our two subsidiaries’ functional currencies are deemed to be the local currencies, any gain or loss associated with the translation of those subsidiaries’ financial statements is included, as a

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
component of shareholders’ equity, in accumulated other comprehensive income (loss). If in the future we determine that there has been a change in the functional currency of a subsidiary from its local currency to the United States Dollar, any translation gains or losses arising after the date of change would be included within our statement of operations.

Income Tax
      We are subject to income taxes in both the United States and foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. We establish reserves for tax-related uncertainties based on our estimate of the possibility that certain positions will be challenged and may not be sustained upon audit by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the completion of audits or the expiration of statutes of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
      We must assess whether it is “more likely than not” that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Due to the amount of Net Operating Losses available for income tax purposes through 2004, we had a full valuation allowance against our deferred tax assets. In 2005 we concluded that it is more likely than not that we will have sufficient future taxable income to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets.

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

Internal use software
      We recognize software development costs in accordance with the Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Software development costs, including costs incurred to purchase third party software, are capitalized beginning when we have determined certain factors are present including, among others, that technology exists to achieve the performance requirements, and/or buy versus internal development decisions have been made. Capitalization of software costs ceases when the software is substantially complete, is ready for its intended use, and is amortized over its estimated useful life. We have capitalized internal use software of $2.5 million and $1.0 million at December 31, 2005 and 2004, respectively, principally for the addition of new ERP software that we anticipate to begin amortizing in the second quarter of 2006.

Inventories
      Inventories are valued using standard costing and are stated at the lower of cost (computed on a first-in, first-out basis) or market.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net income per share
      Basic net income per share is calculated using the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated using the weighted average number of shares of common stock outstanding plus dilutive common equivalent shares from stock options, warrants and debentures.
      The following table sets forth the computation of basic and diluted net income per common share:

	2005	2004	2003

	(Thousands, except
	per share data)
Basic earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$22,550	$14,739	$2,517
Amount allocated to holders of convertible debentures	—	—	(267)

Income available to common stockholders-basic	$22,550	$14,739	$2,250

Denominator:
Weighted average common shares outstanding used in computing basic net income per share	22,142	21,075	17,452

Basic earnings per share	$1.02	$0.70	$0.13

Diluted earnings per share
Numerator:
Net income used in computing basic and diluted net income per share	$22,550	$14,739	$2,517
Addback interest on debentures	—	—	219

Income available to common stockholders-diluted	$22,550	$14,739	$2,736

Denominator:
Weighted average common shares outstanding used in computing basic net income per share	22,142	21,075	17,452
Add dilutive potential shares used in computing dilutive net income per share:
Assumed exercise of stock options	775	1,463	1,881
Assumed exercise of warrants	—	270	437
Assumed conversion of debentures	—	—	2,068

Total weighted average number of shares used in computing diluted net income per share	22,917	22,808	21,838

Diluted earnings per share	$0.98	$0.65	$0.13

      The company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and in accordance with the standard has retroactively adjusted reported earnings per share for prior periods. The amount previously reported as basic EPS was $0.14 for the year ended December 31, 2003. There was no impact on previously reported diluted EPS.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options to purchase 273,000, 88,000, and 305,000 weighted shares during 2005, 2004 and 2003, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of our common stock during those years and would have had been anti-dilutive.

Goodwill
      Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. We perform an annual assessment of our goodwill at the reporting unit level, or earlier if an event occurs or circumstances change that would reduce the fair value of the reporting unit below its carrying amount, as prescribed by SFAS No. 142. No impairment charges have been recorded as of December 31, 2005.

Intangible and other assets
      We purchased a technology license and other intellectual property for use in certain laser and light-based systems. The costs of these assets have been capitalized and are carried at cost less accumulated amortization. We amortize intangible assets on a straight-line basis over their estimated useful lives, generally five years.

Advertising expense
      Advertising costs are expensed as incurred. Advertising costs were not significant in 2005, 2004 or 2003.

Stock-based compensation
      We account for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation- an Interpretation of APB No. 25”. and comply with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure Amendment of SFAS No, 123.” Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity instrument. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” (“EITF Issue No. 96-18”).

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for stock-based employee compensation arrangements been determined based on the fair value at the date of the awards consistent with the provisions of SFAS No. 123, the impact on our net income would be as follows (in thousands, except per share data):

	2005	2004	2003

Net income as reported	$22,550	$14,739	$2,517
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(10,742)	(2,244)	(1,352)

Pro forma net income	$11,808	$12,495	$1,165

Amount allocated to holders of convertible debentures	—	—	(267)

Pro forma net income available to common stockholders-basic	$11,808	$12,495	$898

Net income per share:
Basic-as reported	$1.02	$0.70	$0.13

Basic-pro forma	$0.53	$0.59	$0.05

Diluted-as reported	$0.98	$0.65	$0.13

Diluted-pro forma	$0.52	$0.55	$0.05

      For purposes of computing pro forma net income, we estimate the fair value of each option grant and employee stock purchase plan purchase right on the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	2005	2004	2003

Risk free interest rate for options	4.05%	3.26%	2.60%
Risk free interest rate for ESPP rights	3.85%	1.15%	1.12%
Dividend yield	—	—	—
Volatility for options	73%	84%	85%
Volatility for ESPP rights	55%	66%	63%
Expected life (in years)	4.19	4.45	4.13
Expected life for ESPP rights (in years)	0.70	0.50	0.50
      The weighted average per share grant date fair values of employee stock options granted in 2005, 2004, and 2003 were $17.02, $16.01 and $5.35, respectively. The weighted average per share fair values of options granted under the ESPP in 2005, 2004 and 2003 were $11.80, $8.79 and $1.66, respectively.
      These pro forma amounts may not be representative of the effects for future years as options vest over several years and additional awards are generally made each year. In addition, on December 21, 2005, the Compensation Committee of the Board voted to accelerate the vesting of approximately 438,200 “out-of-the-money” stock options.
      In December 2004 the FASB issued SFAS No. 123(R) (Share Based Payment). We will be required to implement SFAS No. 123(R) beginning in the first quarter of 2006. This standard requires the expensing of stock options and other share-based payments and supersedes SFAS 123 that allowed us to choose between expensing stock options or showing pro forma disclosure only. The primary purpose of the accelerated vesting of the “out-of-the-money” stock options referenced above is to eliminate future stock-based employee compensation expense we would otherwise recognize in our consolidated statement of

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operations with respect to these accelerated options once SFAS No. 123(R) becomes effective. These options had exercise prices substantially in excess of our then current stock price which was $23.10 as of the close of market on December 21, 2005. We believe that these options were of limited value to employees and did not offer incentive comparable to the compensation expense attributed to the options.

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
      In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “Share Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). We are currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN No. 47)”. FIN No. 47 clarifies that a company should record a liability for a conditional asset retirement obligation when incurred if the fair value of the obligation can be reasonably estimated. This interpretation further clarified conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 is effective for companies no later than the end of their fiscal year ending after December 15, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our results of operations or financial condition.
      In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of this statement will have a material impact on our results of operations or financial condition.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-06, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination”. EITF No. 05-06 requires that leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. In September 2005, the EITF. clarified that the consensus in this issue does not apply to preexisting leasehold improvements. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 2005. The adoption of this statement did not have a material impact on our results of operations or financial condition.
      In November 2005, the FASB issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS 123(R) to the company for determination of the one-time election for purposes of transition. We are currently evaluating the alternative methods.

2.	Segment information
      Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operation decision maker, or chief operating decision making group, in deciding how to allocate resources and in assessing performance. Our CEO is our chief operating decision maker. Although discrete components that earn revenues and incur expenses exist, significant expenses such as research and development and corporate administration are not incurred by or allocated to these operating units but rather are employed by the entire enterprise. Additionally, our chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise wide basis. Therefore, we have concluded that we contain only one reportable segment, which is the medical systems business.
      Revenues from sales to external customers by similar products and services and by major geographic area for the years ended December 31 were:

	2005	2004	2003

	(In thousands)
By similar products and services
Lasers & instrumentation	$62,047	$56,958	$37,568
Disposables	56,341	29,383	13,536
Service	8,736	7,429	6,323

Total	$127,124	$93,770	$57,427

By major geographic area(1)
United States	$87,657	$68,390	$42,398
Europe(2)	30,384	19,893	11,221
Asia Pacific(2)	8,030	4,862	3,214
Rest of world(2)	1,053	625	594

Total	$127,124	$93,770	$57,427

(1)	Based on the location of the external customer.

(2)	Individual countries within each of these geographic regions represent less than 10% of total revenues.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Location of long lived assets by major geographic area at December 31 were:

	2005	2004	2003

	(In thousands)
United States	$8,622	$3,328	$1,508
France	90	166	204
United Kingdom	52	95	65

	$8,764	$3,589	$1,777

3.	Inventories
      Inventories at December 31 consisted of:

	2005	2004

	(In thousands)
Raw materials	$12,785	$9,120
Work-in-process	7,963	6,330
Finished goods	6,310	3,996

Total inventories	$27,058	$19,446

4.	Property and Equipment
      Property and equipment at December 31 consisted of:

	2005	2004

	(In thousands)
Machinery and equipment	$6,456	$5,436
Office equipment and furniture	11,850	9,189
Leasehold improvements	1,601	1,273
Software	6,037	3,551

	25,944	19,449
Less accumulated depreciation and amortization	(17,281)	(15,992)

Total property and equipment	$8,663	$3,457

      Depreciation and amortization expense for property and equipment in 2005, 2004 and 2003 was approximately $1,359,000, $1,087,000 and $958,000 respectively.

5.	Warranty and Service Contracts

Warranty
      We have a direct field service organization that provides service for products. We generally provide a twelve month warranty on laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on an individual call basis. Our warranties and premium service contracts provide for a “99.0% Uptime Guarantee” on laser systems. Under provisions of this guarantee, at the request of the customer, we extend the terms of the related warranty or service contract if specified system uptime levels are not maintained.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

(In thousands)
Warranty Reserve
Balance, December 31, 2003	$1,947
Add: Accruals for warranties issued in 2004	3,275
Accruals related to pre-existing warranties	—
Less: Settlements made during the period	(2,686)

Balance, December 31, 2004	$2,536
Add: Accruals for warranties issued in 2005	3,451
Accruals related to pre-existing warranties	92
Less: Settlements made during the period	(3,132)

Balance, December 31, 2005	$2,947

6.	Line of Credit
      We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on our eligible accounts receivable and inventory. At December 31, 2005, we had approximately $5.0 million in borrowing capacity and no borrowings, resulting in $5.0 million of unused borrowing capacity. Our assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. The prime rate at December 31, 2005 was 7.25%. Borrowings against the line of credit are paid down as we collect accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of our stock. The agreement further requires us to maintain a minimum tangible net worth. As of December 31, 2005 and 2004, we were in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

7.	Intangibles and Other Assets
      We purchased a technology license for use in certain laser products. The license covered certain product sales previous and up to 2003. In 2005, 2004, and 2003 we paid amounts of $23,250, $126,750 and $200,000, respectively, in connection with the license. In 2005, 2004 and 2003 we amortized $38,889, $38,889 and $155,556, respectively of the license.
      In June 2005, we acquired certain intellectual property assets related to the Solis intense pulsed light aesthetic treatment device, including among other things the rights to certain patent applications, copyrights, trademarks, designs, trade secrets and licenses to certain other intellectual property (collectively, the “Solis Assets”) from New Star Lasers, Inc., which had been the OEM manufacturer of the Solis product prior to such asset purchase. We acquired the Solis Assets for $250,000 in cash and incurred legal fees of approximately $95,000. The OEM agreement between New Star Lasers, Inc. and us was superseded by a supply agreement pursuant to which New Star Lasers, Inc. is to sell certain component parts of the Solis product to us.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The changes in carrying amount of intangible assets are as follows (in thousands):

	December 31, 2005			December 31, 2004

	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Technology License	$350	$234	$116	$327	$195	$132
Intellectual Property	345	30	315	—	—	—

	$695	$264	$431	$327	$195	$132

      The weighted average amortization period of the technology license and intellectual property is five years. The aggregate amortization expense of intangible assets was approximately $69,000, $39,000, and $156,000 for the years ended December 31, 2005, 2004, and 2003, respectively. We expect to record amortization expense of approximately $108,000 for the years 2006 through 2008, $70,000 in 2009 and $37,000 in 2010.

8.	Commitments and Contingencies

Lease Obligations
      We lease certain equipment under lease agreements that have been accounted for as capital leases. Leased equipment and accumulated amortization related to assets under capital leases at December 31 were as follows:

	2005	2004

	(In thousands)
Leased equipment (Primarily office equipment and software)	$1,714	$1,738
Accumulated amortization	(1,687)	(1,601)

	$27	$137

      There were no capital lease additions during 2005 and $81,000 of additions to leased equipment in 2004.
      Amortization of equipment under capital leases of approximately $20,000 is included in depreciation expense.
      We lease certain facilities and equipment under non-cancelable operating leases. Rent expense under these leases amounted to approximately $1,398,000, $1,859,000, and $1,938,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Future minimum lease payments under capital and operating leases were as follows at December 31, 2005:

	Capital	Operating
	Leases	Leases

	(In thousands)
2006	$19	$1,248
2007	9	1,191
2008	—	1,033
2009	—	972
2010	—	992
2010 and beyond	—	1,471

	$28	$6,907

Less amount representing interest	(1)

Present value of future minimum lease payments	27

Less current portion	19

	$8

Indemnifications
      In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on our behalf or for losses arising from certain events as defined within the particular contract, which may include, for example, patents, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
      We have entered into indemnification agreements with our directors and officers that may require us: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors’ and officers’ insurance. We currently have directors’ and officers’ insurance.

Contingencies
      Palomar Medical Technologies, Inc. (“Palomar”) has informed us that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. In November the independent auditors issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement. Accordingly, we have not accrued for a settlement. We intend to vigorously defend our position while we continue to negotiate with Palomar. If

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
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
      We are at times a party to legal proceedings arising in the ordinary course of its business. While it is not feasible to predict or determine the outcome of the actions brought against us, our management believes that the ultimate resolution of these claims will not ultimately have a material adverse effect on our financial position or results of operations or future cash flows. Legal fees in connection with loss contingencies are recognized as the fees are incurred.

9.	Convertible Subordinated Debentures
      In February of 2000, we sold $3.0 million of 8.00% convertible debentures in a private placement. The debentures were originally scheduled to mature in February 2007 and interest was paid monthly. The debentures were convertible at the option of the holder at any time prior to the close of business on the maturity date, unless previously repurchased, into 2.4 million shares of common stock at a conversion price of $1.25, subject to adjustment in certain circumstances. In connection with the sale of the convertible debentures, we issued warrants to purchase 240,000 shares of our common stock at $1.50 per share. The warrants expired in 2005. The value of the warrants of $311,000 was amortized as interest expense in the statement of operations over the original term of the debentures.
      In the first six months of 2003, $400,000 of the debentures were converted to 320,000 shares of our common stock at $1.25 per share. During the last six months of 2003, the holders converted the remaining $2.6 million of debentures into 2,080,000 shares of our common stock. Upon conversion, of the remaining debentures, $150,054 of remaining unamortized issuance and warrants costs were transferred to additional paid-in capital.

10.	Shareholders’ Equity
      We have 30,000,000 shares of no par value common stock authorized. In addition, we have authorized 5,000,000 shares of undesignated preferred stock with rights, preferences and privileges to be determined by our Board of Directors.

Warrants
      In connection with common stock and convertible debenture issuances in 2000, we issued 458,875 warrants to purchase our common stock at prices ranging from $1.25 to $1.50 per share. All 10,000 warrants outstanding as of December 31, 2004 were exercised during 2005 for aggregate proceeds of $15,000.

1994 Stock Option Plan
      During 1994, we adopted a stock option plan under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 1994 plan vest and become exercisable over periods of up to four years and expire five years after the date of grant.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 1994 Stock Option Plan expired by its term with respect to future grants in 2004.

1999 Retention Stock Option Plan
      During 1999, we adopted a stock option plan under which the Board of Directors may grant non-statutory options to purchase shares of common stock to non-officer employees at a price not less than the fair value of the shares as of the date of grant. Options issued pursuant to the 1999 plan vest and become exercisable over periods of up to four years and expire five to ten years after the date of grant.
      We have reserved 698,000 shares of common stock of which there were 8,584 shares available for issuance pursuant to our 1999 Retention Stock Option Plan as of December 31, 2005.

2004 Stock Option Plan
      During 2004, we adopted a stock option plan under which the Board of Directors may grant incentive stock options to purchase shares of common stock to employees at a price not less than the fair value of the shares as of the date of grant. The Board of Directors may also grant non-statutory stock options to employees and consultants, including directors who serve as employees or consultants, at not less than 85% of the fair market value of the shares as of the date of grant. Options issued pursuant to the 2004 plan vest and become exercisable over periods of up to four years and expire five to ten years after the date of grant.
      We have reserved 850,000 shares of common stock of which there were 67,726 shares available for issuance pursuant to our 2004 stock option plan as of December 31, 2005.

Directors’ Stock Option Plans
      We have reserved an aggregate of 840,000 shares of our common stock for issuance pursuant to our 1999 and 1995 Directors’ Stock Option Plans. Under these plans, non-employee directors have been granted options to purchase shares of our common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 240,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at December 31, 2005.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes activity in our stock option plans during the years ended December 31, 2005, 2004 and 2003:

	Options	Weighted Average
	Outstanding	Exercise Price

Balance, January 1, 2003	2,855,316	$2.12
Granted	556,583	$8.50
Exercised	(740,841)	$1.49
Canceled	(77,701)	$3.53

Balance, December 31, 2003	2,593,357	$3.63
Granted	337,250	$24.49
Exercised	(1,407,038)	$2.09
Canceled	(66,076)	$14.78

Balance, December 31, 2004	1,457,493	$9.44
Granted	579,400	$29.12
Exercised	(277,773)	$5.68
Canceled	(83,467)	$17.17

Balance, December 31, 2005	1,675,653	$16.48

      The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for our stock option plans at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.03-$1.63	200,341	2.27	$1.58	200,341	$1.58
$1.65-$4.19	172,364	3.22	$3.72	148,922	$3.73
$4.52-$5.25	253,582	1.86	$4.97	167,730	$5.00
$7.53-$7.53	1,913	2.49	$7.53	1,124	$7.53
$9.91-$9.91	183,218	2.64	$9.91	95,817	$9.91
$14.33-$21.33	181,250	8.17	$20.72	56,719	$20.49
$23.10-$24.42	206,564	8.62	$23.37	41,964	$24.42
$29.50-$30.01	231,084	9.44	$29.75	231,084	$29.75
$30.85-$31.25	101,837	8.94	$31.15	101,837	$31.15
$34.40-$34.40	143,500	9.44	$34.40	143,500	$34.40

$1.03-$34.40	1,675,653	5.77	$16.48	1,189,038	$16.69

1999 Employee Stock Purchase Plan
      During 1999, we adopted our 1999 Employee Stock Purchase Plan under which qualified employees can purchase up to a specified maximum amount of our common stock through payroll deductions at 85% of its fair market value. The 1999 Employee Stock Purchase Plan replaced the 1989 Employee Stock Purchase Plan which expired in July 1999. We have reserved 750,000 shares of common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Savings and Investment Plan
      In October 1989, we adopted a 401(k) savings and investment plan, which covers all employees. Our contributions to the plan have been 50% matching of employee contributions up to 5% of each employee’s base compensation and were approximately $301,000, $226,000, and $201,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

12.	Income Taxes
      The geographic distribution of income before taxes was as follows (in thousands):

	2005	2004	2003

United States income before taxes	$23,657	$14,894	$3,077
Foreign income before taxes	719	785	(358)

Income before taxes	$24,376	$15,679	$2,719

      Significant components of the provision for income taxes were as follows (in thousands):

	2005	2004	2003

Current:
Federal taxes	$18,708	$613	$91
State taxes	(845)	144	35
Foreign taxes	247	183	76

Total current	18,110	940	202

Deferred:
Federal taxes	(16,294)	—	—
State taxes	3	—	—
Foreign taxes	7	—	—

Total deferred	(16,284)	—	—

Total provision for income taxes	$1,826	$940	$202

      Our provision for income taxes is comprised of the following elements, all expressed as a percentage of income before provision for income taxes:

	Year Ended December 31,

	2005	2004	2003

Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.9	0.6	1.3
Release of valuation reserve for deferred and prepaid tax assets	(32.4)	—	—
Operating loss with no carry back benefit	—	—	9.3
Benefit of net operating loss carryforward	—	(32.5)	(38.8)
R&D credits	(1.3)	—	—
Other	1.3	(2.9)	0.7

Effective income tax rate	7.5%	6.0%	7.4%

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$9,356	$17,645
General business credit carryforwards	2,560	1,732
Inventory reserves and adjustments	1,229	1,072
Other accruals and reserves not currently deductible for tax purposes	2,703	1,708
Capitalized research and development	149	321
Depreciation & amortization	505	386
AMT carryforward	437	—

Total deferred tax assets	16,939	22,864
Less valuation allowance	(655)	(22,864)

Net deferred tax asset	$16,284	$—

      We are entitled to a deduction for federal and state tax purposes with respect to employees’ stock option activity. The net deduction in taxes otherwise payable arising from that deduction has been credited to additional paid-in capital. Net reductions in taxes payable due to employees’ stock option activity through 2005 was approximately $17.5 million and this amount was credited to shareholders’ equity in 2005.
      We must assess whether it is “more likely than not” that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Due to the amount of net operating losses available for income tax purposes through 2004, we had a full valuation reserve against our deferred tax assets. In 2005 we concluded that it is more likely than not that we will have sufficient future taxable income in the United States to utilize our deferred tax assets and accordingly eliminated our valuation allowances against these deferred tax assets. The valuation allowance of approximately $655,000 remaining at December 31, 2005 relates to net operating loss carryforwards in France that we believe are likely to expire before utilization, accordingly we have provided a full valuation allowance.
      As of December 31, 2005, we had net operating loss carryforwards of approximately $8.2 million and $0.5 million for federal and state tax purposes, respectively. If not utilized, these carryforwards will begin to expire in 2020 for federal and in 2015 for state purposes. As of December 31, 2005, we also have foreign net operating loss carryforwards of approximately $0.7 million that will begin to expire in 2006.
      We have research and development tax credit carryforwards of approximately $1.4 million and $1.1 million for federal and state purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2006. The California credit can be carried forward indefinitely.
      The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. We have performed a review of our changes in stock ownership and do not believe the use of our net operating losses or tax credit carryforwards would be restricted.

LASERSCOPE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Financial Instruments With Market Risks, Concentrations of Customer and Credit Risk,
and Other Risks
      Our trade receivables are made up of amounts due from our health care industry customers, primarily in the United States of America, Europe and Asia Pacific. In 2005, 2004 and 2003, our former United States distributor, McKesson, accounted for approximately 6%, 23% and 31% of total 2005, 2004 and 2003 revenues, respectively. We had no other customers whose purchases were 10% or more of net revenues. At December 31, 2005 and 2004, McKesson’s accounts receivable balance was approximately $0.4 million and $5.1 million which represented 1% and 21% of our total net accounts receivable, respectively. We perform ongoing credit evaluations of our customers and maintains reserves for potential credit losses. Historically, such losses have been within our expectations.
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
      We also have an investment policy approved by our Board of Directors related to our short-term cash investment practices. That policy limits investments to certain types of financial instruments based on specified credit criteria.
      We maintain our cash and cash equivalents in accounts with major financial institutions in the United States of America and in countries where subsidiaries operate, in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. We have not experienced any losses on our deposits of cash and cash equivalents. We do not engage in hedging or other derivative security transactions.

14.	Consolidated Quarterly Statement of Operations Data (Unaudited):

	Three Months Ended

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,

	(In thousands, except per share data)
2005
Net revenues	$28,177	$33,518	$30,428	$35,001
Gross margin	17,600	20,366	18,025	20,711
Net income	4,963	5,357	6,323	5,907
Basic net income per share	0.23	0.24	0.28	0.27
Diluted net income per share	0.22	0.23	0.28	0.26
2004
Net revenues	$18,750	$21,434	$24,156	$29,430
Gross margin	10,669	12,329	14,407	17,250
Net income	2,214	2,988	4,353	5,184
Basic net income per share	0.11	0.14	0.20	0.24
Diluted net income per share	0.10	0.13	0.19	0.23

SCHEDULE II
LASERSCOPE
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning			End of
Descriptions	of Period	Additions	Deductions	Period

		(In thousands)
Allowance for doubtful accounts receivable:
Year ended December 31, 2003	$303	$93	$127	$268

Year ended December 31, 2004	$268	$229	$394	$104

Year ended December 31, 2005	$104	$606	$294	$416

Reserve for excess and obsolete inventory:
Year ended December 31, 2003	$2,291	$288	$713	$1,866

Year ended December 31, 2004	$1,866	$151	$224	$1,793

Year ended December 31, 2005	$1,793	$190	$374	$1,609

Valuation allowance for deferred tax assets:
Year ended December 31, 2003	$15,770	$—	$61	$15,709

Year ended December 31, 2004	$15,709	$7,155	$—	$22,864

Year ended December 31, 2005	$22,864	$—	$22,209	$655

S-1

EXHIBIT INDEX

Exhibit
Number		Description

3.1		By-laws of Registrant, as amended.(1)
3	.1A	Amendment to By-laws adopted on August 10, 2005.(2)
3.3		Eighth Amended and Restated Articles of Incorporation of Registrant.(3)
10	.1A	1984 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(4)
10	.1B	1994 Stock Option Plan and forms of Incentive Stock Option Agreement and Non-statutory Stock Option Agreement.(5)
10	.1C	2004 Stock Option Plan and form of Stock Option Agreement.(6)
10.2		1984 Stock Purchase Plan and form of Common Stock Purchase Agreement.(7)
10	.3A	1989 Employee Stock Purchase Plan and form of Subscription Agreement.(8)
10	.3B	1999 Employee Stock Purchase Plan and form of Subscription Agreement.(9)
10.4		2006 Director Compensation Plan.(10)
10.5		2006 Incentive Compensation Plan.(11)
10.6		401(k) Plan.(12)
10	.7A	Net Lease Agreement between the Registrant and Realtec Properties dated June 20, 2000.(13)
10	.7B	Net Lease Agreement between the Registrant and Realtec Properties dated October 18, 2000.(14)
10.8		Form of indemnification agreement.(15)
10	.9A	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated October 1, 1999.(16)
10	.9B	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2000.(17)
10	.9C	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2001.(18)
10	.9D	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 26, 2002.(19)
10	.9E	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 25, 2003.(20)
10	.9F	Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank dated September 24, 2004.(21)
10.10		1990 Director’s Stock Option Plan and form of Option Agreement.(22)
10	.11A	Form of Laserscope Management Continuity Agreement, as amended.(23)
10	.11B	Form of Laserscope Management Continuity Agreement, as amended.(24)
10	.12C	Form of Laserscope Management Continuity Agreement.(25)
10	.12D	Form of Laserscope Management Continuity Agreement. (26)
10	.13A	1995 Director’s Stock Option Plan and form of Option agreement.(27)
10	.13B	1999 Director’s Stock Option Plan.(28)
10	.14A	Common Stock Placement Agreement.(29)
10	.14B	Form of Common Stock Purchase Agreement.(30)
10	.15A	Convertible Loan Agreement.(31)
10	.15B	Amendment to Convertible Loan Agreement.(32)
10	.15C	Amendment to the Convertible Debentures Agreement between the Registrant and Renaissance Capital Growth and Income Fund III, Inc.(33)
10.16		Form of Distribution Agreement between Laserscope and Henry Schein, Inc. dated July 29, 2005.(34)
21.1		Subsidiaries of Registrant.(35)
23.1		Consent of Independent Registered Public Accounting Firm.(36)

Exhibit
Number	Description

31.1	Certification of the Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(37)
31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.(38)
32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(39)
32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.(40)

(1)	Incorporated by reference to Exhibit 3.4 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(2)	Incorporated by reference to Exhibit 3.1 filed in response to Item 9.01(c), “Financial Statements and Exhibits,” of Registrant’s Current Report on Form 8-K filed on August 11, 2005.
(3)	Incorporated by reference to Exhibit 3.3 filed in response to Item 15(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(4)	Incorporated by reference to Exhibit 10.1A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(5)	Incorporated by reference to Exhibit 10.1B filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994.
(6)	Filed herewith.
(7)	Incorporated by reference to Exhibit 10.2 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.
(8)	Incorporated by reference to Exhibit 10.3 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.
(9)	Incorporated by reference to Exhibit 10.3A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(10)	Filed herewith.
(11)	Filed herewith.
(12)	Incorporated by reference to Exhibit 10.4 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.
(13)	Incorporated by reference Exhibit 10.6 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(14)	Incorporated by reference Exhibit 10.6A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(15)	Incorporated by reference to Exhibit 10.10 filed in response to Item 16(a), “Exhibits,” of the Registrant’s Registration Statement on Form S-1 and Amendment No. 1 and Amendment No. 2 thereto (File No. 33-31689), which became effective on November 29, 1989.
(16)	Incorporated by reference to Exhibit 10.11G filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(17)	Incorporated by reference to Exhibit 10.11H filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000.
(18)	Incorporated by reference to Exhibit 10.11I filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.
(19)	Incorporated by reference to Exhibit 10.11J filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.
(20)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(21)	Incorporated by reference to Exhibit 10.11L filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.
(22)	Incorporated by reference to Exhibit 10.13 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.

(23)	Incorporated by reference to Exhibit 10.14 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000.
(24)	Incorporated by reference to Exhibit 10.14 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.
(25)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.
(26)	Incorporated by reference to Exhibit 10.1 filed in response to Item 9.01(c), “Financial Statements and Exhibits”, of the Registrant’s Current Report on Form 8-K filed on December 28, 2005.
(27)	Incorporated by reference to Exhibit 10.18 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K/ A for the year ended December 31, 1995.
(28)	Incorporated by reference to Exhibit 10.18A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(29)	Incorporated by reference to Exhibit 10.19 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(30)	Incorporated by reference to Exhibit 10.19A filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(31)	Incorporated by reference to Exhibit 10.20 filed in response to Item 14(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(32)	Incorporated by reference to Exhibit 10.20A filed in response to Item 15(a)(3), “Exhibits,” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.
(33)	Incorporated by reference to Exhibit 10.2 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(34)	Incorporated by reference to Exhibit 10.1 filed in response to Item 6(a), “Exhibits,” of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.
(35)	Filed herewith.
(36)	Filed herewith.
(37)	Filed herewith.
(38)	Filed herewith.
(39)	Filed herewith.
(40)	Filed herewith.