Form 10-K/A
period 2005-12-31
LASERSCOPE
filed 2006-05-01
CIK 851737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________
Commission file number: 0-18053
Laserscope
(Exact name of registrant as specified in its charter)

California	77-0049527
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3070 Orchard Drive
San Jose, California 95134-2011
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (408) 943-0636
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Common Share Purchase Rights
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Laserscope (the “Company”) for the fiscal year ended December 31, 2005 is being filed for the purpose of providing the information required by Part III of the Annual Report on Form 10-K, which the Company is no longer incorporating by reference to its proxy statement. Part III is hereby amended and restated in its entirety.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A. No other information contained in the original filing is amended hereby. This amendment does not modify or update disclosures in the original filing. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original filing.

Item 10. Directors and Executive Offers of the Registrant
Information with respect to executive officers of Laserscope is set forth in “Item 1—Business — Executive Offers of the Company” in Laserscope’s Annual Report on Form 10-K filed March 15, 2006.
BOARD OF DIRECTORS
The names, ages as of March 31, 2006 and certain information about Directors of the Company are set forth below:

			Director
Name of Director	Age	Principal Occupation	Since

Robert J. Pressley, Ph.D.	74	Technology consultant	1984
James R. Baumgardt	58	President, Guidant Foundation	2001
Elisha Finney	44	Chief Financial Officer, Varian Medical Systems	2005
Robert C. Pearson	70	Senior Vice President, Renaissance Capital Group, Inc.	2002
Rodney Perkins, MD	69	Founder and Chairman, Sound ID	1984
Eric M. Reuter	45	President and Chief Executive Officer of the Company	1999
Except as set forth below, each of the directors has been engaged in the principal occupation set forth next to his or her name above during the past five years. There is no family relationship between any director or executive officer of the Company and there is no arrangement or understanding between any board member and any other person or persons pursuant to which such board member was selected or nominated.
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
JAMES R. BAUMGARDT has been a Director of the Company since February 2001. Mr. Baumgardt has been the Chairman of the Board of Directors of Suros Corporation, a developer of minimally invasive medical devices since July 2001. Mr. Baumgardt has been the President of the Guidant Foundation, a philanthropic arm of Guidant Corporation since March 2000. From October 1996 to February 2000 he was President of Guidant Sales Corporation, a subsidiary of Guidant Corporation, a leading medical device manufacturer that specializes in minimally invasive and cost-effective products and services for the treatment of cardiovascular and vascular disease. From December 1994 to October 1996, Mr. Baumgardt was Vice President of Corporate Resources for Guidant Corporation. Mr. Baumgardt serves on the Board of Trustees of Rose Hulman Institute, an institute of higher education.
ELISHA FINNEY has been a Director of the Company since August 2005. Ms. Finney has been Senior Vice President of Finance and Information Systems and Chief Financial Officer of Varian Medical Systems, a medical device company since January 2005. From April 1999 to January 2005, Ms. Finney was Vice President of Finance and Chief Financial Officer of Varian Medical Systems.
ROBERT C. PEARSON has been a Director of the Company since 2002. Mr. Pearson has been the Senior Vice President — Investments for Renaissance Capital Group, Inc., an investment fund management firm, since April 1997. From May 1994 to May 1997, Mr. Pearson was an independent financial and management consultant primarily engaged by Renaissance. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments, Inc. where he served in several positions including Vice President — Controller and later as Vice President — Finance. Mr. Pearson currently is a director of CaminoSoft, Inc., Advanced Power Technology, Inc, eOriginal, Inc., Simtek Corp. and Information Intellect. As previously noted, Mr. Pearson will be resigning from the Board of Directors effective with the 2006 Annual Shareholder’ meeting
RODNEY PERKINS, M.D. is a co-founder of the Company and has been a Director since its founding. Dr. Perkins also served as Chairman of the Board of Directors from its founding until June 1995 and Chief Executive Officer from February to May 1987, and from October 1991 to July 1992. He also served as the President of the Company from October 1991 to December 1991. Dr. Perkins is an internationally known otologic surgeon who has participated actively in the development of multiple successful medical device companies. He is the founder of the California Ear Institute and a Professor of Surgery at Stanford. In addition to Laserscope, Dr. Perkins is a founder of Collagen Corporation (a biomaterials company), Cohesion Corporation, (a developer of bio-adhesives that was later sold to Collagen Corporation), Novacept, (a women’s health care company sold to Cytyc Corporation in 2004) and Resound Corporation (a developer of digital hearing devices). Dr. Perkins is currently active as the founder, Chairman and former CEO of Sound ID; founder and Chairman of Pulmonx (an interventional pulmonology company) and as Chairman of Surgx (a nanotech electrosurgery company).

ERIC M. REUTER has been President, Chief Executive Officer and a Director of the Company since June 1999. Mr. Reuter joined the Company as Vice President, Research and Development in September 1996. Before joining Laserscope, from February 1994 to August 1996, Mr. Reuter was employed at the Stanford Linear Accelerator Center at Stanford University (SLAC) as the Project Engineer for the B-Factory High Energy Ring, an electron storage ring used for high energy physics research. From February 1991 to January 1994, he served as a Senior Staff Engineer and Program Manager in digital imaging at Siemens Medical Systems — Oncology Care Systems, a medical device company.
Board Independence
Upon consideration of the criteria and requirements regarding director independence set forth in NASD Rules 4200 and 4350, the Board of Directors has determined that each of Robert J Pressley, Ph.D., James R. Baumgardt, Elisha Finney, Robert C. Pearson and Rodney Perkins, M.D. met the standards of independence established by the NASD.
Board of Directors Meetings and Committees
The Board of Directors of the Company held eight meetings during the year ended December 31, 2005. The Board of Directors has an Audit Committee, a Compensation Committee and a Corporate Governance/Nominating Committee. Prior to the establishment of the Corporate Governance/Nominating Committee in December 2005, the company did not have a standing nominating committee or a committee performing similar functions. Prior to such date director nominees had historically been selected by at least a majority of the independent members of the Board of Directors in accordance with the Nasdaq Stock Market Marketplace (“Nasdaq”) rules.
The Audit Committee of the Board of Directors currently consists of Mr. Baumgardt, Ms. Finney, Mr. Pearson and Dr. Pressley. Each is an independent director. The Board of Directors has also determined that each of Ms. Finney and Mr. Pearson is an “audit committee financial expert” (as defined by the SEC rules and regulations). The Audit Committee held six meetings during 2005. The Audit Committee has responsibility for, among other things, appointing and determining the compensation of the Company’s independent registered public accounting firm, approving in advance any engagements with the Company’s independent registered public accounting firm with respect to permitted audit and non-audit services, reviewing and approving the Company’s critical accounting policies, and overseeing and evaluating the Company’s system of internal controls over financial reporting and disclosure controls, including the controls and processes by which the Company prepares its periodic reports.
The Compensation Committee of the Board of Directors currently consists of Mr. Baumgardt and Dr. Pressley, each of whom is an independent director. The Compensation Committee makes recommendations to the Board of Directors regarding the Company’s executive compensation policy, and approves and makes recommendations to the Board of Directors concerning the grant of stock options except that the Compensation Committee has exclusive and final authority with respect to the grant of stock options to executive officers of the Company. The Compensation Committee held five meetings during 2005.
The Board of Directors established a Corporate Governance/Nominating Committee in December 2005. The Committee has three members, Mr. Baumgardt, Dr. Pressley and Ms. Finney, who serves as its Chairman. The purpose of the Corporate Governance/Nominating Committee is to identify individuals qualified to serve as members of the Board, recommend nominees for election as directors of the Company, evaluate the Board’s performance, develop and recommend to the Board corporate governance guidelines and provide oversight with respect to corporate governance and ethical conduct.
During 2005, no incumbent director attended fewer than 75% of the aggregate number of meetings of the Board of Directors and meetings of the committees of the Board of Directors that he was eligible to attend.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock (collectively, “Reporting Persons”) to file with the Securities and Exchange Commission (“SEC”) initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required. The Company believes that during its fiscal year ended December 31, 2005, all Reporting Persons complied with all applicable filing requirements.
CODE OF ETHICS
The Company has adopted a Code of Ethics, which is applicable to all employees of the Company, including the Company’s Chief Executive Officer and Chief Financial Officer and the Board of Directors. The Code of Ethics is available on the Company’s website at www.laserscope.com . The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s Chief Executive Officer, Chief Financial Officer, or Board of Directors) at this location on its website, and will also file a report on Form 8-K, to the extent required by Nasdaq rules.

Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
The following table shows the compensation received by the Company’s Chief Executive Officer and the four other most highly compensated executive officers of the Company for 2005 who were serving as executive officers at December 31, 2005, and the compensation received by each such individual for the Company’s two prior years.

				Long-Term
				Compensation
				Awards
				Securities
		Annual Compensation		Underlying
				Option/SARS	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)(3)	(Shares)(4)	Compensation
Eric M. Reuter	2005	$321,200	$64,400	30,000	$10,329	(5)
President and	2004	$280,000	$276,244	20,000	$13,979	(5)
Chief Executive Officer	2003	$280,000	—	—	$14,130	(5)
Robert Mann	2005	$225,700	$40,500	15,000	$8,637	(6)
Group Vice President,	2004	$159,050	$186,214	10,000	$11,484	(6)
Global Sales and Marketing	2003	$159,050	$58,400	35,000	$11,760	(6)
Robert L. Mathews	2005	$204,700	$35,533	15,000	$11,590	(7)
Group Vice President, Operations and	2004	$187,050	$145,995	10,000	$12,652	(7)
Product Development	2003	$187,050	—	—	$13,269	(7)
Peter Hadrovic	2005	$187,100	$35,667	20,000	$11,229	(8)
Vice President, Legal Affairs, General	2004	$3,430	—	20,000	$277	(8)
Counsel and Secretary(10)	2003	—	—	—	—
Dennis LaLumandiere	2005	$189,800	$35,533	15,000	$12,004	(9)
Vice President, Human Resources	2004	$189,800	$149,222	10,000	$13,404	(9)
and Organizational Development	2003	$189,800	—	8,000	$14,178	(9)

(1)	Includes amounts deferred under the Company’s 401(k) plan.

(2)	Includes bonuses earned in the indicated fiscal year and paid in the subsequent fiscal year. Excludes bonuses paid in the indicated fiscal year but earned in the preceding fiscal year.

(3)	Executive officers are entitled to bonuses based on individual and corporate performance. In 2005, bonuses were based on performance targets set forth in the 2005 Executive Staff Compensation and Bonus Plans, with exact amounts determined by the Board of Directors based on the recommendation of the Compensation Committee.

(4)	Options granted in 2005 and 2004 to employees (including officers of the Company) have 10-year terms. Options granted to employees (including officers of the Company) in 2003 have 5-year terms. Options granted in 2003, 2004 and 2005 to officers of the Company and new employees generally become exercisable cumulatively at the rate of 12.5% of the total six months after the vesting commencement date (date of grant for officers), and 1/48 of the shares subject to the option in equal monthly installments thereafter. Options granted in 2003, 2004 and 2005 to existing employees (excluding officers) generally become exercisable cumulatively at the rate of 1/48 of the shares subject to the option in equal monthly installments following their respective grant date. All unvested options are subject to earlier termination in the event of the termination of the participant’s employment with the Company. All options were granted at market value on the date of grant. In the event that certain change in control events were to occur, the options would be assumed or equivalent options substituted by a successor corporation, unless the Board of Directors determined that the options should become immediately exercisable. The exercise price may be paid, subject to certain conditions, by delivery of already owned shares or with the proceeds from the sale of the option shares. In addition, the Management Continuity Agreements entered into between the Company and each of its executive officers may affect the vesting and manner of exercise of options granted by the Company to these individuals. See “Transactions with Management and Others.” On December 21, 2005, the Compensation Committee of the Board voted to accelerate the vesting of 438,200 “out-of-the-money” stock options, including 209,475 “out-of-the-money” stock options previously granted to non-executive officer employees and 228,725“out-of-the-money” stock options previously granted to executive officers and directors. See report Filed on Form 8-K dated December 28, 2005 for further details.

(5)	For 2005, consists of $1,528 in matching contributions pursuant to the Company’s 401(k) benefit plan, $480 in life insurance premiums paid by the Company for the benefit of Mr. Reuter, $1,121 in disability insurance premiums paid by the Company for the benefit of Mr. Reuter and $7,200 for a car allowance paid to Mr. Reuter. For 2004, consists of $5,125 in matching contributions pursuant to the Company’s 401(k) benefit plan, $480 in life insurance premiums paid by the Company for the benefit of Mr. Reuter, $1,174 in disability insurance premiums paid by the Company for the benefit of Mr. Reuter and $7,200 for a car allowance paid to Mr. Reuter. For 2003, consists of $5,000 in matching contributions pursuant to the Company’s 401(k) benefit plan, $480 in life insurance premiums paid by the Company for the benefit of Mr. Reuter, $1,173 in disability insurance premiums paid by the Company for the benefit of Mr. Reuter and $7,,477 for a car allowance paid to Mr. Reuter

(6)	For 2005, consists of $1,266 in matching contributions pursuant to the Company’s 401(k) benefit plan, $171 in life insurance premiums paid by the Company for the benefit of Mr. Mann and $7,200 for a car allowance paid to Mr. Mann. For 2004, consists of $4,113 in matching contributions pursuant to the Company’s 401(k) benefit plan, $171 in life insurance premiums paid by the Company for the benefit of Mr. Mann and $7,200 for a car allowance paid to Mr. Mann. For 2003, consists of $4,113 in matching contributions pursuant to the Company’s 401(k) benefit plan, $170 in life insurance premiums paid by the Company for the benefit of Mr. Mann and $7,477 for a car allowance paid to Mr. Mann.

(7)	For 2005, consists of $2,160 in matching contributions pursuant to the Company’s 401(k) benefit plan, $2,230 in life insurance premiums paid by the Company for the benefit of Mr. Mathews and $7,200 for a car allowance paid to Mr. Mathews. For 2004, consists of $3,956 in matching contributions pursuant to the Company’s 401(k) benefit plan, $1,496 in life insurance premiums paid by the Company for the benefit of Mr. Mathews and $7,200 for a car allowance paid to Mr. Mathews. For 2003, consists of $4,296 in matching contributions pursuant to the Company’s 401(k) benefit plan, $1,496 in life insurance premiums paid by the Company for the benefit of Mr. Mathews and $7,477 for a car allowance paid to Mr. Mathews.

(8)	For 2005, consists of $3,715 in matching contributions pursuant to the Company’s 401(k) benefit plan, $313 in life insurance premiums paid by the Company for the benefit of Mr. Hadrovic and $7,200 for a car allowance paid to Mr. Hadrovic. For 2004, consists of $277 for a car allowance paid to Mr. Hadrovic.

(9)	For 2005, consists of $2,502 in matching contributions pursuant to the Company’s 401(k) benefit plan, $773 in life insurance premiums paid by the Company for the benefit of Mr. LaLumandiere, $1,529 in disability insurance premiums paid by the Company for the benefit of Mr. LaLumandiere and $7,200 for a car allowance paid to Mr. LaLumandiere. For 2004, consists of $3,831 in matching contributions pursuant to the Company’s 401(k) benefit plan, $773 in life insurance premiums paid by the Company for the benefit of Mr. LaLumandiere, $1,600 in disability insurance premiums paid by the Company for the benefit of Mr. LaLumandiere and $7,200 for a car allowance paid to Mr. LaLumandiere. For 2003, consists of $4,350 in matching contributions pursuant to the Company’s 401(k) benefit plan, $751 in life insurance premiums paid by the Company for the benefit of Mr. LaLumandiere, $1,600 in disability insurance premiums paid by the Company for the benefit of Mr. LaLumandiere and $7,477 for a car allowance paid to Mr. LaLumandiere.

(10)	Mr. Hadrovic joined the Company in December 2004.
STOCK OPTION GRANTS IN 2005
The following table sets forth information for the named executive officers with respect to grants of options to purchase Common Stock of the Company made in 2005 and the potential realizable value of such options on December 31, 2005.

	Individual Grants					Potential Realizable
						Value at Assumed
			% of Total			Annual Rates of
	Number of		Options			Stock Price
	Securities		Granted to			Appreciation for
	Underlying		Employees	Exercise or		Option Term(2)
	Options/SARs		in Fiscal	Base Price	Expiration
Name	Granted(1)		Year	(per Share)	Date	5%	10%
Eric M. Reuter	20,000	(3)	4.1%	$30.01	3/04/15	$377,500	$956,600
	10,000	(4)	2.1%	$29.50	9/09/15	$185,500	$470,200
Robert Mann	10,000	(3)	2.1%	$30.01	3/04/15	$188,700	$478,300
	5,000	(4)	1.0%	$29.50	9/09/15	$92,800	$235,100
Robert L. Mathews	10,000	(3)	2.1%	$30.01	3/04/15	$188,700	$478,300
	5,000	(4)	1.0%	$29.50	9/09/15	$92,800	$235,100
Peter Hadrovic	5,000	(4)	1.0%	$29.50	9/09/15	$92,800	$235,100
	15,000	(5)	3.1%	$23.10	12/21/15	$217,900	$552,300
Dennis LaLumandiere	10,000	(3)	2.1%	$30.01	3/04/15	$188,700	$478,300
	5,000	(4)	1.0%	$29.50	9/09/15	$92,800	$235,100

(1)	For a description of the material terms of the options, see footnote 4 of the Summary Compensation Table.

(2)	Gains are reported net of the option exercise price but before taxes associated with exercise. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the Securities and Exchange Commission and do not represent our estimate or projection of the future price of our common stock. We do not endorse the accuracy of this model, or any other model, for valuing options. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock, overall market conditions, and the option holders’ continued employment through the vesting period. The potential realizable value calculation assumes that the option holder waits until the end of the option term to exercise the option. This table does not take into account any appreciation in the price of our common stock from the date of grant to the current date. Unless the market price of our common stock appreciates over the option term, no value will be realized from the option grants made to the named officers.

(3)	Options listed were granted on March 4, 2005.

(4)	Options listed were granted on September 9, 2005.

(5)	Options listed were granted on December 21, 2005.
AGGREGATED OPTION EXERCISES IN 2005
AND YEAR-END OPTION VALUES
The following table sets forth information for the named executive officers with respect to exercises in 2005 of options to purchase Common Stock of the Company.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
	Shares		Options at 12/31/05:	Options(1) at 12/31/05:
	Acquired on	Value
Name	Exercise	Realized	(Exercisable/Unexercisable)	(Exercisable/Unexercisable)
Eric M. Reuter	4,167	$120,635	77,919/17,917	$804,033/$87,252
Robert Mann	—	—	66,332/23,127	$814,800/$242,507
Robert L. Mathews	10,250	$296,349	23,520/10,418	$105,875/$73,485
Peter Hadrovic	—	—	25,000/15,000	$ --/--
Dennis LaLumandiere	—	—	51,728/13,960	$597,564/$118,407

(1)	Based on the closing price of the Company’s Common Stock of $22.46 per share as reported on The Nasdaq National Market on December 30, 2005.
EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL AGREEMENTS
In March 1994, the Company entered into Management Continuity Agreements with each of its executive officers, which were amended in December 1994, April 1998, April 2000, April 2002, March 2004 and February 2006. These agreements provide (1) for continued employment or salary continuation at the Company or its successor for at least twelve (12) months following any Change in Control of the Company (as defined below), at the same salary and with the same benefit program as were in effect prior to such Change in Control, (2) that such executives may, with thirty (30) days written prior notice, resign but will be entitled to receive his or her current salary and level of benefits for the remainder of the twelve (12) months following the Change in Control if, in connection with such Change in Control the executive’s duties or responsibilities are materially reduced or such executive is asked to relocate to a facility or location more than 50 miles from the Company’s current location, and (3) that all stock options exercisable for the Company’s securities held by such executives shall become immediately vested and shall be exercisable in full in accordance with the provisions of the option agreement and plan pursuant to which such option was granted. For purposes of the Management Continuity Agreements, a Change in Control of the Company shall be deemed to have occurred upon the happening of any of the following events: (1) any acquisition of twenty percent (20%) or more of the Company’s then outstanding voting securities without the approval of the Board of Directors, (2) any merger or consolidation in which the Company is not the surviving entity, (3) approval of a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, or (4) a change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are incumbent directors.
COMPENSATION OF DIRECTORS
During 2005, each non-management Board member other than the Chairman of the Board, earned an annual retainer of $20,000 and $500 for attendance at each meeting. The Chairman of the Board earned an annual retainer of $27,500 and $2,000 for attendance at each meeting. In addition, the Chairman of the Compensation Committee and the Chairman of the Audit Committee each earned a supplemental annual retainer of $5,000. All Board compensation was paid quarterly. Directors who are employees of the Company do not receive any additional compensation for their services as a Director of the Company.
Non-employee members of the Board of Directors appointed prior to 1999 received options to purchase shares of the Company’s Common Stock pursuant to its 1995 Directors’ Stock Option Plan (the “1995 Directors’ Plan”) and pursuant to the 1999 Directors’ Option Plan (the “1999 Directors’ Plan”). Non-employee members of the Board of Directors appointed in 1999 or later received options to purchase shares of the Company’s Common Stock pursuant to its 1999 Directors’ Plan.
The 1995 Directors’ Plan, which was approved by the Board of Directors in November 1995 and by the Company’s shareholders in August 1996, provided for the grant of non-statutory stock options to non-employee directors of the Company at an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant. The 1995 Directors’ Option Plan was replaced by the 1999 Directors’ Plan when it was approved by the Company’s shareholders in June 1999. Under the 1995 Directors’ Plan (until its termination with respect to future grants in June 1999) persons who were non-employee directors as of November 30, 1995, as well as persons who joined the Board of Directors since that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, have been granted an option to purchase 45,000 shares of the Company’s Common Stock. Options issued pursuant to this plan vest and become exercisable over three years with respect to each optionee who remains a director and expire five years after the date of grant. Directors who are designated or nominated by shareholders who hold 10% or more of the outstanding Company Common Stock were not eligible to receive options under the 1995 Directors’ Plan.
The 1999 Directors’ Option Plan, which was approved by the Board of Directors in February 1999 and by the Company’s shareholders in June 1999, provides for the grant of non-statutory stock options to non-employee directors of the Company at an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Under the 1999 Directors’ Option Plan, persons who were non-employee directors as of June 11, 1999 as well as persons who join the Board of Directors after that date through election by the shareholders of the Company or appointment by the Board of Directors to fill a vacancy, were, until the March 2006 amendment described below, granted an option to purchase 60,000 shares of the Company’s Common Stock. Subject to the optionee continuing to serve as a director, the granted options vest and become exercisable in three pro-rata annual increments following the date of grant and all options expire no later than ten years after the date of grant. Those persons who were serving as directors as of June 11, 1999 were granted an option on the option plan’s effective date and such options vested in 20,000 share installments on January 1 of each of the years 2000, 2001 and 2002. Those persons who commenced serving as a director after June 11, 1999 until March 4, 2005, were granted an option on their first date of serving as a director and such option vests in 20,000 share installments on January 1 of each of the years following the date of grant, provided however that, if as of the first January 1 following the date of grant of the option, the director has not served on the Board of Directors for at least six months, the option shall not first become exercisable until the next following January 1. Directors who are designated or nominated by shareholders who hold 10% or more of the outstanding Company Common Stock are not eligible to receive options under the 1999 Directors’ Option Plan.
On March 4, 2005, the Board approved an amendment to the Company’s 1999 Directors’ Stock Option Plan, pursuant to the discretionary authority in the Director’s Plan, to reduce the number of option shares granted to each new outside (non-management) director upon joining the Company’s Board from 60,000 option shares to 20,000 option shares. Elisha Finney was awarded 20,000 option shares when she was appointed to the Board of directors in August 2005.
In addition, on December 9, 2005, all non-management members of the Board received a grant of 15,000 option shares pursuant to the 2005 Board Compensation Plan. An additional 15,000 option shares will be granted to such Board members on the three year anniversary of the December 2005 grant, and each succeeding three year anniversary thereafter, based on continuous Board service.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
There are currently no employee directors serving on the Compensation Committee of the Board of Directors. The following non-employee directors currently serve on the Company’s Compensation Committee: James R. Baumgardt and Robert J. Pressley, Ph.D.
Neither Mr. Baumgardt nor Dr. Pressley serve on a Board of Directors of a public company other than the Laserscope Board of Directors.
No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Item 12. Security Ownership of Certain Beneficial Owners and Related Shareholder Matters
The following table sets forth the beneficial ownership of the Company’s Common Stock as of March 31, 2006 as to (i) each person who is known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s directors, (iii) each of the executive officers of the Company, and (iv) all directors and executive officers as a group.
The number and percentage of shares beneficially owned are based on 22,364,900 shares of common stock outstanding as of March 31, 2006. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission. Shares of common stock subject to options, warrants and conversion privileges that are currently exercisable or exercisable within 60 days of March 31, 2006, are deemed to be outstanding and beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, these persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Shares Beneficially Owned (1)
	Number(2)	Percent of Total
St. Denis Villere & Co. LLC 210 Baronne Street, Suite 808
New Orleans, LA 70112 (3)	1,485,100	6.7%

Ken Arnold	65,538	*
James R. Baumgardt	46,600	*
Derek Bertocci	50,590	*
Allan Danto	—	*
Lloyd Diamond	25,000	*
Elisha Finney	22,000	*
Van Frazier	33,544	*
Peter Hadrovic	25,000	*
Dennis LaLumandiere	106,994	*
Robert Mann	73,744	*
Robert L. Mathews	26,749	*
Kester Nahen, Ph.D.	55,212	*
Robert C. Pearson (4)	1,696,500	7.6%
Rodney Perkins, M.D.	5,000	*
Robert J. Pressley, Ph.D.	70,016	*
Eric M. Reuter	269,020	1.2%
All directors and executive officers as a group (13 persons)	2,571,507	11.2%

*	Less than 1%.

(1)	Unless otherwise indicated, the address of each individual named above is: c/o Laserscope, 3070 Orchard Drive, San Jose, California 95134-2011.

(2)	Includes with respect to each named person and with respect to all directors and executive officers as a group the following shares subject to options exercisable within 60 days of March 31, 2005: Mr. Arnold — 57,078; Mr. Baumgardt — 45,000; Mr. Bertocci — 50,000; Mr. Diamond — 25,000; Ms. Finny — 20,000; Mr. Frazier — 29,781; Mr. Hadrovic — 25,000; Mr. LaLumandiere — 56,311; Mr. Mann — 72,686; Mr. Mathews — 26,749; Dr. Nahen — 52,497; Mr. Pearson — 65,000; Dr. Perkins — 5,000; Dr. Pressley — 49,000; Mr. Reuter — 84,168.

(3)	Beneficial ownership figures for St. Denis Villere & Co., LLC is based on a 13G filing made February 27, 2006 and based on their holdings as of December 31, 2005.

(4)	Includes 431,500 shares held by BFS US Special Opportunities trust PLC; 600,000 shares held by Renaissance Capital Growth and Income Fund III, Inc.; and 600,000 shares held by Renaissance US Growth Investment Trust PLC. Mr. Pearson is an executive officer of Renaissance Capital Group, Inc., which is the Investment Adviser to BFS US Special Opportunities Trust PLC, Renaissance Capital Growth and Income Fund III, Inc. and Renaissance US Growth Investment Trust PLC and may therefore be deemed the beneficial owner of such securities. Mr. Pearson disclaims beneficial ownership of such securities, except to the extent of his pecuniary interest.

EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth certain information with respect to the 1999 Retention Plan and all other Equity Compensation plans of the Company at December 31, 2005:

			Number of Securities
			Remaining Available
	Number of Securities to	Weighted-Averaged	for Future Issuance
	be Issued Upon Exercise	Exercise Price of	Under Equity Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants & Rights	Warrants and Rights	Reflected in Column (a)
Equity Compensation Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	1,539,807	$17.24	399,418 (1)
Equity Compensation Plans not approved by security holders	135,846	$7.86	8,584
Total	1,675,653	$16.48	408,002 (1)
During 1999, the Company adopted a stock option plan (“the 1999 Retention Plan”) under which the Board of Directors may grant non-statutory options to purchase shares of common stock to non-officer employees of the Company at a price not less than the fair value of the shares as of the date of grant. Options issued pursuant to the 1999 Retention Plan vest and become exercisable over periods of up to four years and expire up to ten years after the date of grant. This plan was not approved by the shareholders of the Company.
During 1999, the Company adopted its 1999 Employee Stock Purchase Plan under which qualified employees can purchase up to a specified maximum amount of the Company’s common stock through payroll deductions at 85% of its fair market value. The 1999 Employee Stock Purchase Plan replaced the 1989 Employee Stock Purchase Plan which expired in July 1999. The Company has reserved 750,000 shares of common stock for issuance pursuant to its 1999 Employee Stock Purchase Plan. Under this plan, as of December 31, 2005, 657,308 shares had been purchased.

(1)	Includes 92,692 shares available under the Company’s 1999 Employee Stock Purchase Plan
Item 13. Certain Relationships and Related Transactions
See “Employment Agreements and Change of Control Agreements” in Section 12 above.

Item 14. Principal Accountant Fees and Services
Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) as of or for(1) the years ended December 31, 2005 and 2004, were:

	2005	2004
	(In $000's)
Audit	$767	$907
Tax	137	116
All Other	2	2

Total	$906	$1,025
The Audit fees for the years ended December 31, 2005 and 2004, respectively, were for professional services rendered for the audits of the consolidated financial statements and internal controls over financial reporting of the Company, subsidiary audits, consents and assistance with review of documents filed with the SEC.
Tax fees as of the years ended December 31, 2005 and 2004, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund; and tax planning and tax advice, including assistance with tax audits and appeals, and requests for rulings or technical advice from tax authorities.
All Other Fees. All other fees were $1,500 for the year ended December 31, 2005 and 2004. The fees were for access to an online database of accounting pronouncements and interpretations maintained by PricewaterhouseCoopers LLP.
In addition to the fees listed above, the Company incurred fees of $515,008 for services provided by firms other than PricewaterhouseCoopers LLP for consulting on Sarbanes-Oxley 404 certification.
(1) The aggregate fees included in Audit are fees for the audit of the registrant’s annual financial statements and internal controls and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal years.
Audit Committee Authorization of Audit and Non-Audit Services
The Audit Committee of the Board of Directors adopted in April 2003 a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. However, the policy allows for management spending up to $25,000 on permissible services beyond what is pre-approved. These services may include audit services, audit-related services, tax services and other services. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval.
In 2005 and 2004, all services provided by our registered public accounting firm were pre-approved by the Audit Committee of the Board.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LASERSCOPE
By:	/s/ Eric M. Reuter
Eric M. Reuter
President and Chief Executive Officer

Date: April 28, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Pressley*	Chairman of the Board of Directors	April 28, 2006

(Robert J. Pressley, Ph.D.)

/s/ Eric M. Reuter	President, Chief Executive Officer and Director	April 28, 2006

Eric M. Reuter	(Principal Executive Officer)

/s/ Derek Bertocci	Vice President, Finance and Chief Financial Officer	April 28, 2006

Derek Bertocci	(Principal Financial and Accounting Officer)

/s/ James Baumgardt*	Director	April 28, 2006

James Baumgardt

/s/ Robert C. Pearson*	Director	April 28, 2006

Robert C. Pearson

/s/ Rodney Perkins*	Director	April 28, 2006

Rodney Perkins, M.D.

/s/ Elisha Finney*	Director	April 28, 2006

Elisha Finney

*/s/ Eric M. Reuter		April 28, 2006

Eric M. Reuter, Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(16)

99.1	Audit Committee Charter
Filed Herewith.