Form 10-Q
period 2006-03-31
LASERSCOPE
filed 2006-05-10
CIK 851737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-18053
LASERSCOPE
(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0049527
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
3070 Orchard Drive
San Jose, California
95134
(Address of principal executive offices and zip code)
(408) 943-0636
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2006 was 22,380,731

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
Laserscope
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$33,234	$30,653
Accounts receivable, net of allowance for doubtful accounts of $814 and $416, respectively	23,972	25,138
Inventories	27,595	27,058
Deferred tax assets	14,954	16,285
Other current assets	3,507	2,886

Total current assets	103,262	102,020
Property and equipment, net	10,919	8,663
Goodwill	655	655
Other assets	405	432

Total assets	$115,241	$111,770

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,617	$7,961
Accrued compensation	4,341	4,273
Warranty	3,004	2,947
Other accrued liabilities	6,846	6,691
Deferred revenue	4,376	5,082
Capital leases, current portion	19	19

Total current liabilities	26,203	26,973

Long-term liabilities:
Obligations under capital leases	4	9

Total long-term liabilities	4	9

Contingencies (see note 7)
Shareholders’ equity:
Common stock	86,341	84,957
Retained earnings	3,078	287
Accumulated other comprehensive loss	(385)	(456)

Total shareholders’ equity	89,034	84,788

Total liabilities and shareholders’ equity	$115,241	$111,770

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Condensed Consolidated Statements of Income
(in thousands, except per share amounts)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Net revenues	$32,009	$28,177
Cost of sales (1)	12,499	10,577

Gross margin	19,510	17,600

Operating expenses:
Research and development (1)	2,949	1,585
Selling, general and administrative (1)	11,835	9,878

Total operating expenses	14,784	11,463

Operating income	4,726	6,137

Interest income and other, net	144	79

Income before income taxes	4,870	6,216

Provision for income taxes (1)	2,079	1,253

Net income	$2,791	$4,963

Net income per share
Basic	$0.13	$0.23

Diluted	$0.12	$0.22

Shares used for net income per share
Basic	22,327	22,009

Diluted	22,823	22,986

(1)	Includes the following amounts related to share-based compensation expense of stock options and employee stock purchases

Cost of sales	$100	$—
Research and development	110	—
Selling, general and administrative	386	—
Benefit for income taxes	(124)	—

Total	$472	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,791	$4,963
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	545	364
Provision for doubtful accounts	399	89
Excess tax benefits from share-based compensation	(420)	—
Tax benefit from employee stock options	492	—
Share-based compensation expense of stock options and employee stock purchases	596	—
Changes in assets and liabilities:
Accounts receivable	809	(2,079)
Inventories	(477)	(3,464)
Deferred tax assets	1,331	—
Prepayments and other current assets	(600)	(85)
Accounts payable	(361)	3,169
Accrued compensation	59	(402)
Warranty	57	68
Deferred revenue	(712)	2,170
Other accrued liabilities	110	465

Net cash provided by operating activities	4,619	5,258

Cash flows from investing activities:
Acquisition of property and equipment	(2,771)	(694)
Acquisition of intangibles and licenses	—	(15)

Net cash used in investing activities	(2,771)	(709)

Cash flows from financing activities:
Payments on obligations under capital leases	(5)	(5)
Proceeds from the sale of common stock under stock option plans	295	1,488
Excess tax benefits from share-based compensation	420	—
Proceeds from warrants exercised	—	15

Net cash provided by financing activities	710	1,498

Effect of exchange rate changes on cash and cash equivalents	23	(31)
Net increase in cash and cash equivalents	2,581	6,016
Cash and cash equivalents, beginning of period	30,653	15,954

Cash and cash equivalents, end of period	$33,234	$21,970

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Laserscope
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of presentation
The accompanying unaudited condensed consolidated financial statements include Laserscope and its wholly owned subsidiaries (the “Company,” “management,” “we,” “us,” “our”). All intercompany transactions and balances have been eliminated. While the financial information in this report is unaudited, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated have been recorded. We recommend that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 balance sheet data has been derived from the audited financial statements at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months period ended March 31, 2006 are not necessarily indicative of the results expected for the full year or any other interim period.
Certain prior period balances have been reclassified to conform to the current financial statement presentation.
2. Stock Benefit Plans and Share Based Compensation
Stock Plans
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
     We have reserved 698,000 shares of common stock of which there were 10,319 shares available for issuance pursuant to our 1999 Retention Stock Option Plan as of March 31, 2006.
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
     We have reserved 850,000 shares of common stock of which there were 21,260 shares available for issuance pursuant to our 2004 stock option plan as of March 31, 2006.

Directors’ Stock Option Plans
     We have reserved an aggregate of 840,000 shares of our common stock for issuance pursuant to our 1999 and 1995 Directors’ Stock Option Plans. Under these plans, non-employee directors have been granted options to purchase shares of our common stock exercisable at the fair market value of such shares on the respective grant dates. Options issued pursuant to these plans vest and become exercisable over three years from the respective original date of issuance with respect to each optionee who remains a director and expire five to ten years after the date of grant. Upon the adoption of the 1999 Directors’ Stock Option Plan, the 1995 Directors’ Stock Option Plan expired with respect to future grants. There were 240,000 shares available for issuance pursuant to the 1999 Directors’ Stock Option Plan at March 31, 2006.
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
General Option Information
     The activities under all our stock option plans are summarized as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Balance, January 1, 2004	2,593,357	$3.63
Granted	337,250	$24.49
Exercised	(1,407,038)	$2.09
Expired	(66,076)	$14.78

Balance, December 31, 2004	1,457,493	$9.44
Granted	579,400	$29.12
Exercised	(277,773)	$5.68
Expired	(83,467)	$17.17

Balance, December 31, 2005	1,675,653	$16.48
Granted	51,400	$20.89
Exercised	(73,581)	$4.01
Expired	(12,213)	$15.49

Balance, March 31, 2006	1,641,259	$17.18

The following table displays a summary of relevant ranges of exercise prices for options outstanding and options exercisable for our stock option plans at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.03-$1.63	166,389	2.17	$1.58	166,389	$1.58
$1.65-$4.19	168,113	3.02	$3.73	154,031	$3.74
$4.52-$5.25	224,901	1.60	$4.98	168,206	$5.02
$7.53-$7.53	1,434	2.24	$7.53	775	$7.53
$9.91-$9.91	171,054	2.39	$9.91	99,223	$9.91
$14.33-$21.33	228,817	8.38	$20.70	66,243	$20.49
$23.10-$23.10	164,500	9.73	$23.10	1,747	$23.10
$24.42-$30.01	271,651	8.23	$28.93	271,651	$28.93
$30.85-$31.25	100,900	8.69	$31.14	100,900	$31.14
$34.40-$34.40	143,500	9.19	$34.40	143,500	$34.40

$1.03-$34.40	1,641,259	5.85	$17.18	1,172,665	$17.06

At March 31, 2006 aggregate pre-tax intrinsic value of options outstanding and exercisable was $14.4 million and $11.5 million, respectively. Aggregate pre-tax intrinsic value represents the difference between our closing stock price on the last trading day of the fiscal period, which was $23.65 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding or exercisable. Total pre-tax intrinsic value of options exercised was $1.4 million and $1.9 million for the three month periods ended March 31, 2006 and March 31, 2005, respectively. The tax benefit realized for the tax deductions from awards exercised for the three month period ended March 31, 2006 was $0.5 million. We issue new shares upon the exercise of stock options.
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and employee stock purchases related to the Employee Stock Purchase Plan based on fair values. Our financial statements as of and for the first quarter of fiscal year 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Income during the first quarter of fiscal year 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123, Share-based compensation expense related to stock options and employee stock purchases was $0.6 million, before taxes on earnings, for the first quarter of fiscal year 2006. During the first quarter of fiscal year 2005 there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.
Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards.
The fair value of options granted and the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using the Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three months ended
	March 31,
	2006	2005
Expected life of options (in years)	3.91	4.26
Expected life of ESPP rights (in years)	0.50	0.50
Volatility for options	66%	79%
Volatility for ESPP rights	63%	82%
Risk free interest rate for options	4.73%	3.87%
Risk free interest rate for ESPP rights	4.47%	2.68%
Dividend yield	0.0%	0.0%
The weighted average fair value per share of options granted under our stock option plans during the three months ended March 31, 2006 and 2005, was $11.17 and $18.49, respectively. The weighted average fair value per share of options granted under our employee stock purchase plan during the three months ended March 31, 2006 and 2005, was $7.42 and $8.32, respectively.
The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by our employees. Upon adoption of SFAS 123(R), we used historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption of zero is based on our history and expectation of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
At March 31, 2006, total unrecognized compensation expense related to stock options granted under all our Employee Stock Plans totaled $4.5 million. This unrecognized compensation expense is expected to be recognized over the remaining vesting period of each grant up to the next 48 months.
The following table illustrates the effect on net income after taxes and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to share based compensation during the three month period ended March 31, 2005 (in thousands, except per share amounts):

		Three months
		ended
		March 31, 2005
Net Income	As Reported	$4,963
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(632)

Net Income	Pro Forma	$4,331

Basic Earnings Per Share	As Reported	$0.23
	Pro Forma	0.20
Diluted Earnings Per Share	As Reported	$0.22
	Pro Forma	0.19
3. Inventories
Inventories were comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005
Sub-assemblies and purchased parts	$13,067	$12,785
Work-in-process	8,769	7,963
Finished goods	5,759	6,310

	$27,595	$27,058

4. Warranty
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
     We currently provide for the estimated cost to repair or replace products under warranty at the time of sale. The cost estimate is based on warranty costs experienced in the prior 12 months, and the outstanding warranty liability is revalued on a quarterly basis.

Changes in product warranty obligations for the periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Balance at beginning of period	$2,947	$2,536
Add: Expense for products sold	860	753
Expense to extend pre-existing warranties	101	31
Less: Cost of warranty service provided	(904)	(715)

Balance at end of period	$3,004	$2,605

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

	Three months ended
	March 31,
	2006	2005
Numerator:
Net income used in computing basic and diluted net income per share	$2,791	$4,963

Denominator:
Weighted average number of common shares outstanding used in computing basic net income per share	22,327	22,009
Add: Dilutive potential common shares used in computing dilutive net income per share	496	977

Total weighted average number of shares used in computing diluted net income per share	22,823	22,986

Net income per share
Basic	$0.13	$0.23
Diluted	$0.12	$0.22
We exclude options from the computation of diluted weighted average shares outstanding if the assumed proceeds, including the sum of (a) the exercise price of the options; (b) the amount of compensation cost attributed to future periods and not yet recognized and (c) the amount of tax benefit, are greater than the average market price of the shares because the inclusion of these options would be antidilutive to earnings per share. Options to purchase 857,395 and 87,400 shares with a weighted average exercise price of $27.41 and $31.22 for the three month periods ended March 31, 2006 and 2005, respectively, were excluded from the computation of diluted net income per share.
6. Comprehensive income
Total comprehensive income during the periods ended March 31, 2006 and 2005 consisted of ( in thousands):

	Three months ended
	March 31,
	2006	2005
Net income	$2,791	$4,963
Translation adjustments	71	(118)

Comprehensive income	$2,862	$4,845

7. Contingencies
During the quarter ended March 31, 2006, there were no material developments with respect to legal matters except as follows.
Palomar Medical Technologies, Inc. (“Palomar”) has informed Laserscope that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. In November 2005, the independent auditors issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement. Accordingly, we have not accrued for a settlement. We intend to vigorously defend our position while we continue to negotiate with Palomar. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial statements.
On November 8, 2005, we received notice from a customer of our GreenLight products alleging that we have violated certain terms of a specific treatment parameters/outcomes program agreement with it. Such party has taken no further action. We believe that we have complied with our obligations under the agreement. If this matter is resolved in a manner unfavorable to the company, it could have a material adverse impact on our financial statements.
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
8. Indemnifications
In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, patents, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.
We have entered into indemnification agreements with our directors and officers that may require us to indemnify our directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to make good faith determination whether or not it is practicable for us to obtain directors’ and officers’ insurance. We currently have directors’ and officers’ insurance.
9. Income Tax Provision
Our effective income tax rate in the first quarter of 2006 was 43% as compared to 20% in the first quarter of 2005. As a result of net operating loss and tax credit carryforwards, our effective tax rate for 2005 was 7.5%. Valuation allowances for our deferred tax assets were released in 2005. Without the benefit of net operating loss and tax credit carryforwards to reduce income tax expense in 2006, our book income tax expense increased substantially to reflect the full U.S. federal and state income tax rates (approximately 40.5% combined). In addition, ISO compensation recorded in accordance with SFAS 123(R) represents non-cash expense which is non-deductible for income tax purposes and, therefore, increased the income tax rate by an additional 2.5% in the first quarter of 2006.
10. Intangibles and Other Assets
In June 2005, we acquired certain intellectual property assets related to the Solis intense pulsed light aesthetic treatment device, including among other things the rights to certain patent applications, copyrights, trademarks, designs, trade secrets and licenses to certain other intellectual property (collectively, the “Solis Assets”) from New Star Lasers, Inc., which had been the OEM manufacturer of the Solis product prior to such asset purchase. We acquired the Solis Assets for $250,000 in cash and the OEM agreement between New Star Lasers, Inc. and us was superseded by a supply agreement pursuant to which New Star Lasers, Inc. is to sell certain component parts of the Solis product to us.

11. Subsequent Event
On April 30, 2006, we acquired all of the outstanding shares of InnovaQuartz, Inc. for approximately $7.5 million in cash, the assumption of $1.1 million in debt and future cash payments contingent on the financial performance of InnovaQuartz, Inc. over approximately three years. The contingent cash payments include payment of up to $3.5 million for achievement of specified financial performance goals plus additional payments based on achievement in excess of such financial performance goals over three years. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
INTRODUCTORY STATEMENT
Some of the statements in this Quarterly Report on Form 10-Q, including but not limited to “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this document are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. We refer you to the factors described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q as well as to our Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Risk Factors.” Readers are cautioned not to place undue reliance on forward-looking statements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of those statements. We are under no duty to publicly release any revision to the forward-looking statements after the date of this document.
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
We primarily serve the needs of two medical specialties: urology and aesthetic surgery. Our GreenLight PV® laser system, offers a treatment for a urological disorder called benign prostatic hyperplasia (“BPH”), an enlargement of the prostate gland experienced by most men after the age of fifty. For aesthetic applications, we offer a full line of products used to perform a wide variety of treatments including the removal of leg and facial veins, unwanted hair, pseudo-folliculitis and wrinkles.
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
Sales of our aesthetic products through McKesson and Henry Schein, Inc. as a percentage of total revenues for the respective periods during 2005 and 2006, were as follows:

	Three months ended
	March 31, 2006	March 31, 2005
McKesson Corp	—	12%
Henry Schein	4%	—
As of March 31, 2006, neither McKesson or Henry Schein accounted for greater than 10% of our total accounts receivable.

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
For the three month period ended March 31, 2006, our revenues increased compared to the corresponding period in 2005 primarily as a result of growth in sales of our GreenLight PV fiber optic delivery devices and aesthetic lasers and instrumentation. GreenLight PV fiber optic delivery devices are presented in our results of operations under the heading disposable supplies. Our reported revenue for the quarter ended March 31, 2006 was $32.0 million, a 14% increase as compared to total revenues of $28.1 million in the same period in 2005. Our net income in the first quarter of 2006 was $2.8 million, or $0.12 per diluted share. We expect revenues from our urology products, fueled by sales of our GreenLight line of products, will continue to grow at a faster rate than revenue from our aesthetic products for the remainder of 2006. We anticipate that revenue and net income will be larger in the second half of 2006 due to new products we anticipate to bring to market as a result of internal research and development and strategic activities.
Intense competition in the market for light-based cosmetic treatment devices, which is characterized by low barriers to entry and marginal technological differentiation among product offerings, continued to create pressure on sales of our aesthetic products. We will focus on the key features of our product offerings affecting the value proposition to the customer, in particular the speed and comfort of light-based aesthetic treatments, to address this challenge. There can be no assurance that our existing products and any future products will be competitive in an increasingly difficult market for light-based cosmetic treatment devices.
Sales of GreenLight PV delivery devices used for the Photoselective Vaporization of the Prostate (“PVP”) procedure grew in the three month period ended March 31, 2006 both domestically and internationally over the same period of the prior year and we expect continued growth in 2006. Our priority in the urology market is to have the PVP procedure, using the GreenLight laser system, replace the TURP procedure as the worldwide standard for the surgical treatment of BPH. Demonstrating and maintaining the clinical effectiveness and safety of the PVP procedure using our product is essential to achieving this goal. As a result, we continued to make significant investments in sales, marketing and professional education and training in the first three months of 2006, and intend to continue to do so for the remainder of 2006. Our efforts to increase adoption of PVP using our product in the United States, Europe and the Asia-Pacific region will be especially important to our continued success. The international market for PVP, which we believe to be substantially larger than the U.S. market, offers great promise but also a greater variety of challenges and uncertainties than our domestic market, which are discussed in greater detail in Part II – Item 1A. “Risk Factors”. We expect sales of our urology products in international markets to grow at a rate as fast or faster than domestic sales of our urology products, although there can be no assurance that such growth will occur.
Obtaining satisfactory heath care reimbursement rates for the PVP procedure using the GreenLight laser system from government and private insurers continues to be a critical factor for our success in the United States and in international markets. The 2006 national Medicare reimbursement rate for PVP performed in a hospital outpatient department is approximately $2,500, a reduction from $3,750 which was in effect from April 1, 2004 to December 31, 2005. The $2,500 reimbursement is by Medicare to hospitals for all prostate laser procedures described by CPT codes 52647 and 52648. Physicians receive a separate payment of approximately $600 for their services when they perform a PVP procedure in a hospital outpatient department.
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

Our sensitivity to public and private payer reimbursement rates makes us subject to a variety of risks and uncertainties, which are discussed in greater detail in Part II – Item 1A. “Risk Factors” section.
Critical Accounting Policies and Estimates
     We follow accounting principles generally accepted in the United States (“GAAP”) in preparing our financial statements. As part of this work, we must make many estimates and judgments about future events. These affect the value of the assets and liabilities, contingent assets and liabilities, and revenues and expenses reported in our financial statements. We believe these estimates and judgments are reasonable and we make them in accordance with policies based on information available at the time. However, actual results could differ from our estimates and could require us to record adjustments to expenses or revenues material to our financial position and results of operations in future periods. We believe our most critical accounting policies, estimates and judgments include the following:
•	revenue recognition;

•	share-based compensation expense;

•	allowance for doubtful accounts;

•	warranty obligation;

•	excess and obsolete inventory;

•	legal contingencies; and

•	income tax
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
     We recognize revenues from the sale of GreenLight PV delivery devices when we ship the delivery device. We recognize revenue upon shipment of the GreenLight PV delivery devices as we have no continuing obligations subsequent to shipment. We do not accept returns of GreenLight PV delivery devices. The payment for a GreenLight PV delivery device becomes due upon shipment and is not dependent on actual PVP procedures performed and our customers do not notify us of their GreenLight PV delivery device usage.
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
Share-based Compensation Expenses
On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to the Employee Stock Purchase Plan based on fair values. Our financial statements as of and for the first quarter of fiscal year 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method we used in adopting SFAS 123(R), our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in our Condensed Consolidated Statement of Income during the first quarter of fiscal year 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In conjunction with the adoption of SFAS 123(R), we elected to attribute the value of share-based compensation to expense using the straight-line method, which was previously used for our pro forma information required under SFAS 123. Share-based compensation expense related to stock options and employee stock purchases was $0.6 million, before taxes on earnings for the first quarter of fiscal year 2006. During the first quarter of fiscal year 2005, there was no share-based compensation expense related to stock options or employee stock purchases recognized under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25.
Upon adoption of SFAS 123(R), we elected to value our share-based payment awards granted beginning in fiscal year 2006 using the Black-Scholes option-pricing model, or the Black-Scholes model, which we previously used for the pro forma information required under SFAS 123. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by our employees. Upon adoption of SFAS 123(R), we used historical volatility in deriving the expected volatility assumption as allowed under SFAS 123(R) and SAB 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption of zero is based on our history and expectation of dividend payouts.
As share-based compensation expense recognized in the Condensed Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. In our pro forma information required under SFAS 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.
As of March 31, 2006, there was $4.5 million of total unrecognized compensation expense related to stock options granted under all our Employee Stock Plans. This unrecognized compensation expense is expected to be recognized over the remaining vesting period of each grant up to the next 48 months.
Allowance for Doubtful Accounts
     We assess the credit worthiness of our customers prior to making a sale in order to mitigate the risk of loss from customers not paying us. However, to account for the possibility that a customer may not pay us, we maintain an allowance for doubtful accounts. We estimate losses based on the overall business climate, our accounts receivable aging profile, and an analysis of the circumstances associated with specific accounts which are past due. Despite the significant amount of analysis used to compute the required allowance, if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of March 31, 2006 and December 31, 2005 our allowance for doubtful accounts totaled approximately $814,000 and $416,000, respectively.
Warranty Obligation
     We provide for the estimated cost of product warranties at the time revenue is recognized. We estimate the cost of our future warranty obligation based on actual material usage and service delivery costs experienced in correcting product warranty failures over the preceding twelve months. However, should actual product failure rates, material usage or service delivery costs differ from historical experience, increases in warranty expense could be required. Warranty reserves as of March 31, 2006 and December 31, 2005 were $3.0 million and $2.9 million, respectively.
Excess and Obsolete Inventory
     We maintain reserves for our estimated obsolete or unmarketable inventory. Inventory reserves are recorded when conditions indicate that the selling price may be less than cost due to factors such as estimates about future demand, reductions in selling prices, physical deterioration, usage and obsolescence. The reserves are equal to the difference between the cost of inventory and the estimated market value. Once established, the original cost of the inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold. If actual market conditions are less favorable than those projected by management, additional inventory writedowns may be required and gross margin could be adversely impacted. As of March 31, 2006 and December 31, 2005, our reserves were $1.5 million and $1.6 million, respectively.
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
Results of Operations.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in Part I — Item 1 of this Quarterly Report and the audited consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table contains selected income statement information, which serves as the basis of the discussion of the Company’s results of operations for the three months ended March 31, 2006 and 2005 (in thousands, except percentages):

	Three months ended
	March 31, 2006		March 31, 2005%
	Amount	%(a)	Amount	%(a)	Change
Revenues from sales of:
Lasers and instrumentation	$14,761	46%	13,802	49%	7%
Disposable supplies	14,672	46%	12,438	44%	18%
Service	2,576	8%	1,937	7%	33%

Total net revenues	$32,009	100%	28,177	100%	14%

Gross margin	19,510	61%	17,600	62%	11%

Operating expenses:
Research and development	2,949	9%	1,585	6%	86%
Selling, general and administrative	11,835	37%	9,878	35%	20%

Operating income	$4,726	15%	$6,137	22%	(23%)
(a)	expressed as a percentage of total net revenues.
Lasers and instrumentation
Revenues from the sales of lasers and instrumentation increased 7% during the three month period ended March 31, 2006 compared to the same period in 2005. The increase is due primarily to increased aesthetic laser revenues of $1.4 million offset by a slight reduction in revenues from the sale of GreenLight PV laser systems. We believe the increase in aesthetic laser revenues was driven by our steady progress with the transition to Henry Schein and higher average per unit selling prices. Additionally, we experienced a slowdown in our aesthetic business in the first quarter of 2005, contributing to the large percentage increase in aesthetic revenues in the first quarter of 2006 as compared to the first quarter of 2005.
We expect to see higher sales of our laser systems and instrumentation during 2006 as we expect demand for the procedures which use our laser systems to continue to grow. We expect this growth to be heavily weighted toward the second half of 2006 as revenues from our new product pipeline and expanded sales network take effect.

Disposable Supplies
Revenues from the sales of disposable supplies increased 18% to $14.7 million compared to $12.4 million in the first quarter of 2005. This increased revenue was driven primarily by an increase in shipments of GreenLight PV fiber optic delivery devices which totaled approximately 21,000 units in the first quarter of 2006, up from approximately 16,000 units in the comparable period of 2005. We believe these increases were driven by the growing world wide body of clinical data that demonstrates the clinical efficacy, high safety profile, and cost effectiveness of the PVP procedure. During the fourth quarter of 2005, we introduced a new pricing program for the GreenLight PV delivery device in the United States, reducing the retail sales price of our GreenLight PV delivery devices from $875 to $795. We expect revenues from the sales of GreenLight PV delivery devices to continue to increase worldwide in 2006 based on the following factors:
•	Further increases in demand for the PVP procedure;

•	Growth in the worldwide PVP market; and

•	Increased positive clinical data on the benefits of the PVP procedure.
In addition, we expect our new line of fiber optic delivery devices for the intracorporeal treatment of kidney, bladder and urinary stones using Holmium laser energy which are manufactured by our recently acquired subsidiary InnovaQuartz to contribute to our revenue growth in 2006.
Service
Service revenues increased 33% to $2.6 million compared to $1.9 million in the period ended March 31, 2005. The increase was due primarily to a greater number of service contracts sold to service our growing installed base of lasers. We generally provide a twelve month warranty on our laser systems. After the warranty period, maintenance and support is provided on a service contract basis or on a time and material basis. We recognize revenues on service over the period of the service contract or when time and material services are performed. Increases in future service revenues depends on increases to the installed base of lasers, as well as the acceptance of our service contracts by our customers.
Gross margin
Gross margin as a percentage of revenues was 61% in the first quarter of 2006, a decrease of one percentage point compared to the same period in 2005. Higher average unit prices for aesthetic laser and instrumentation sales relative to the first quarter of 2005 were offset by higher international GreenLight PV fiber optic delivery devices and system sales as a percentage of total revenues. Sales to international customers are generally at lower prices than in the United States as they are sold through distributors, resulting in lower gross profit margins. During the fourth quarter of 2005, we introduced a new pricing program for the GreenLight PV delivery device in the United States, reducing the retail sales price of our GreenLight PV delivery devices from $875 to $795, resulting in lower gross profit margins in the first quarter of 2006 compared to the same period in 2005. Our gross profit margin will vary as our sales mix changes. Increases in sales of our GreenLight fiber optic delivery devices will generally raise our overall gross profit margin, whereas sales of products through distributors in international markets will tend to decrease our overall gross profit margin.
Research and development
Research and development expenses increased 86% in the first quarter of 2006 compared to the same period in 2005. The increase in research and development expenses resulted primarily from accelerated new product development and clinical activities focused on the near and medium term development of multiple new products and clinical applications in urology and aesthetics. We expect research and development expenses to increase between 50-60% in 2006 as we continue funding of key new product development programs, enhancements to existing products, new clinical applications, and clinical trials and evaluations necessary for regulatory approval to market new products. Research and development spending during 2006 is expected to be in the range of 8% to 9% of total revenues.
Selling, general and administrative
Selling, general and administrative (“S,G&A”) expenses increased by approximately 20% to $11.8 million, or 37% of revenues in the first quarter of 2006, compared to $9.9 million, or 35% of revenues in the first quarter of 2005. The increase in SG&A expenses resulted primarily from higher sales, marketing, business development and administrative expenses to support our current and future growth initiatives and increased sales activities in the United States and international markets. SG&A expenses included approximately $0.4 million of share based compensation expense related to stock options and employee stock purchases in the three months ended March 31, 2006.
We expect our S,G&A expenses to increase in 2006 as domestic and international initiatives in sales and marketing are executed, but not exceed the rate of increase in our revenues. S,G&A expenses are expected to be approximately 35% of revenues during 2006.

Provision for Income Taxes
Our effective income tax rate in the first quarter of 2006 was 43% as compared to 20% in the first quarter of 2005. As a result of net operating loss and tax credit carryforwards, our effective tax rate for 2005 was 7.5%. Valuation allowances for our deferred tax assets were released in 2005. Without the benefit of net operating loss and tax credit carryforwards to reduce income tax expense in 2006, our book income tax expense increased substantially to reflect the full U.S. federal and state income tax rates (approximately 40.5% combined). In addition, ISO compensation recorded in accordance with SFAS 123(R) represents non-cash expense which is non-deductible for income tax purposes and, therefore, increased the income tax rate by an additional 2.5% in the first quarter of 2006. We expect an income tax rate of approximately 43% in 2006.
Liquidity and Capital Resources.
The following table contains selected balance sheet information that serves as the basis of the discussion of the Company’s liquidity and capital resources at March 31, 2006 and for the three months then ended (in thousands):

	March 31,	December 31,
	2006	2005
Cash and cash equivalents	$33,234	$30,653
Total assets	$115,241	$111,770
Total liabilities	$26,207	$26,982
Working capital	$77,059	$75,047
Our cash and cash equivalents consist principally of money market funds. Cash and cash equivalents were $33.2 million at March 31, 2006, an increase of $2.6 million compared with December 31, 2005.
Cash and cash equivalents were impacted principally by:
•	Positive cash flow from operating activities of $4.6 million;

•	Proceeds from issuance of common stock related to employee participation in employee stock programs generating $0.3 million; and

•	Capital expenditures of $2.8 million primarily for facility expansion and implementation of a new enterprise resource planning system.
Operating activities generated $4.6 million in cash for the three months ended March 31, 2006 down from $5.3 million provided in the three months ended March 31, 2005. In the first quarter of 2006 we:
•	Generated $4.4 million of cash from net income plus non-cash related expenses;

•	Used cash of $0.5 million to increase inventory levels, primarily for the laser systems and delivery devices; and

•	Decreased accounts payable by $0.4 million due to payments on various fiscal year end expenses.
Net cash used in investing activities was $2.8 million for the three months ended March 31, 2006 up from $0.7 million net cash used in the three months ended March 31, 2005. The principal changes in cash used in investing activities in the first quarter of 2006 were due to acquisition of property and equipment.
Cash provided by financing activities was $0.7 million in the three months ended March 31, 2006 down from $1.5 million cash provided for the three months ended March 31, 2005. The principal factor that contributed to the cash provided by financing activities was cash received from the issuance of stock under employee stock programs.
We have in place an asset based line of credit which provides up to $5.0 million in borrowings. The line of credit expires September 2006. Credit is extended based on our eligible accounts receivable and inventory. At March 31, 2006, we had approximately $5.0 million in borrowing capacity and no borrowings outstanding. Our assets collateralize the line of credit which bears an interest rate equivalent to the bank’s prime rate plus 2.0%. Borrowings against the line of credit are paid down as we collect our accounts receivable. Provisions of the bank loan agreement prohibit the payment of dividends on non-preferred stock, or the redemption, retirement, repurchase or other acquisition of our stock. The agreement further requires we maintain a minimum tangible net worth. As of March 31, 2006, we were in compliance with all covenants and had no outstanding borrowings under the line of credit facility.

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
We have historically financed acquisitions using our existing cash resources. While we believe our existing cash resources, including our bank line of credit, will be sufficient to fund our operating needs for the next twelve months, additional financing may be required for our currently envisioned long-term needs. The table above does not reflect the payment of approximately $7.5 million to the stockholders of InnovaQuartz, Inc. on April 30, 2006 or the assumption or repayment of approximately $1.1M in debt in connection with such acquisition.
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
Contractual Obligations.
We did not enter into any material contractual obligations during the quarter ended March 31, 2006.
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
Interest Rate Risk.
     Our exposure to market rate risk for changes in interest rates relates primarily to our cash and cash equivalents. In the three months ended March 31, 2006 and 2005, we did not use derivative financial instruments. We invest our excess cash in money market funds. Our debt financings have generally consisted of convertible debentures and bank loans requiring either fixed or variable rate interest payments. Investments in and borrowings under both fixed-rate and floating-rate interest-earning instruments carry a degree of interest rate risk. On the investment side, fixed-rate securities may have their fair market value adversely affected due to a rise in interest rates, while floating-rate securities may produce less income than expected if interest rates fall. In addition, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.
     On the debt side, borrowings that require fixed-rate interest payments require greater than current market rate interest payments if interest rates fall, while floating rate borrowings may require greater interest payments if interest rates rise. Additionally, our future interest expense may be greater than expected due to changes in interest rates.
Foreign Currency Risk.
Our international revenues were 36% and 28% of total revenues in the quarters ended March 31, 2006 and 2005. Our international sales are made through international distributors and wholly owned subsidiaries with payments to the Company typically denominated in the local currencies of the United Kingdom and France, and in United States dollars in the rest of the world. Our expenses are typically denominated in local currencies. Our international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors. We do not engage in hedging transactions.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Palomar Medical Technologies, Inc. (“Palomar”) has informed us that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. In November the independent auditors issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the License Agreement. Accordingly, we have not accrued for a settlement. We intend to vigorously defend our position while we continue to negotiate with Palomar. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial statements.
On November 8, 2005, we received notice from a customer of our GreenLight products alleging that we have violated certain terms of a specific treatment parameters/outcomes program agreement with it. Such party has taken no further action. We believe that we have complied with our obligations under the agreement. If this matter is resolved in a manner unfavorable to the company, it could have a material adverse impact on our financial statements.
Item 1A. Risk Factors
There are no material changes to the Risk Factors described under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than the addition of the Risk Factor below entitled “Our acquisition of InnovaQuartz, Inc may not provide us the expected benefits and could disrupt our business and harm our financial condition”.
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
Demand for our products in the United States and internationally is highly dependent on the ability of physicians, hospitals and other health care facilities to obtain satisfactory reimbursement rates for our products and services performed with our products from private and governmental third-party payers as well as direct payments from consumers. If satisfactory reimbursement rates are not maintained, demand for our products would decline and our business and financial results and cash flows would suffer.
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
     Prior to January 2006, physicians generally used CPT code 52647 to describe to payers that they performed a PVP procedure. A change in the CPT code descriptors for CPT codes 52647 and 52648 became effective January 2006. Under the new descriptions, PVP is more appropriately described by 52648. Prior to the change, 52647 was used most frequently to describe PVP. Historically, CPT code 52648 was not assigned non-facility practice expense relative value units (RVUs). Consequently, despite the fact that physicians have been performing PVP in a well-equipped office setting, there would no longer have been a mechanism to reimburse physicians for the overhead costs of performing PVP in the non- facility setting. CMS published a technical revision to the 2006 Medicare physician fee schedule to address this situation. CPT code 52648 was assigned non-facility RVUs. Thus, the total national 2006 reimbursement rate for a PVP procedure performed in the office is approximately $3,100.
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
     As our international business has grown, we have become increasingly subject to the risks arising from the unique and potentially adverse factors in the countries in which we operate. Our international revenues were 36% of total revenues in the three months ended March 31, 2006 and 28% in the same period of 2005. Our international sales are made through international distributors and wholly-owned subsidiaries with payments to us typically denominated in the local currencies of the United Kingdom and France, and in United States Dollars in the rest of the world. We intend to continue our operations outside of the United States and potentially to enter additional international markets. We anticipate that sales to customers located outside North America will increase and will continue to represent a significant portion of our total revenues in future periods. These activities, require significant management attention and financial resources and further subject us to the risks of operating internationally. These risks include, but are not limited to:
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
     To market any of our products outside of the United States, we and our collaborative partners, including certain of our distributors, are subject to numerous and varying foreign regulatory requirements, implemented by foreign health authorities, governing the design and conduct of human clinical trials and marketing approval for diagnostic products. As an example, we are seeking regulatory approval to market the GreenLight laser system for the treatment of BPH in Japan, which we hope will be received before the end of 2007. However, there can be no assurance that this approval will be obtained within this time frame or at all. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth above, and approval by the FDA does not ensure approval by the health authorities of any other country, nor does the approval by foreign health authorities ensure approval by the FDA.
If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to record additional expenses which could have a material adverse impact on our financial results.
     Palomar Medical Technologies, Inc. (“Palomar”) has informed us that it disputes the method used by us for calculating the royalty to be paid on the Lyra laser system pursuant to the Patent License Agreement between Laserscope and Palomar (the “License Agreement”). Palomar also disputes our application of the License Agreement to the Gemini laser system, including our calculation of royalties due on the Gemini laser system under the License Agreement. In the third quarter of 2005, Palomar exercised its right under the License Agreement to engage an independent auditor to conduct a review of our royalty calculations and payments under the License Agreement. The independent auditors have issued a report identifying several potential alternative interpretations of the application of the License Agreement that indicate a potential liability of up to $3.7 million. We disagree with each of these potential alternative interpretations and believe that we have been correctly calculating and paying the royalties owed to Palomar under the

License Agreement. Although we intend to vigorously defend our position while we seek to negotiate a resolution of the dispute with Palomar, we may be unable to reach a mutually agreeable resolution of the dispute. Additionally, we have not accrued for a settlement of the dispute. If our dispute with Palomar is resolved in a manner contrary to our position, we could be required to litigate the dispute incurring significant expenses and risk an unfavorable judgment, to record additional expenses and/or to pay a material amount to settle the dispute, which could have a material adverse impact on our financial statements.
As we have limited working capital, we may need additional capital that may not be available to us and, if raised, may dilute our shareholders’ ownership interest in us.
     We may need to raise additional funds to develop or enhance our technologies, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies.
     As of March 31, 2006, our total assets were $115.2 million and our total liabilities were $26.2 million. As of the same date, our working capital was $77.1 million and our cash and cash equivalents totaled $33.2 million. Current and anticipated demand for our products as well as procurement and production affect our need for capital. Changes in these or other factors could have a material impact on capital requirements and may require us to raise additional capital.
     In the three months ended March 31, 2006, the only capital raised was through shares issued through the exercise of stock options under our Incentive Stock Option Plans. In 2005 the only other capital raised was through the exercise of warrants, which resulted in the issuance of 10,000 shares and shares issued through our Employee Stock Purchase Plan.
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
     Although we recorded net income of $2.8 million and $5.0 million for the three months ended March 31, 2006 and 2005, prior to 2002 we had prolonged periods of consecutive quarterly net losses. In order to maintain and improve our profitability, we will need to continue to generate new sales while controlling our costs. However, any failure to do so could harm our profitability and negatively affect the market price of our stock.
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
Our expenditures for research and development were $2.9 million for the three months ended March 31, 2006 and $1.6 million in the same period of 2005. We anticipate that our ability to compete will require significant research and development expenditures with a continuing flow of innovative, high-quality products. We cannot assure that we will be successful in designing, manufacturing or selling enhanced or new products in a timely manner. Nor can we assure that a competitor could not introduce a new or enhanced product or technology that could have an adverse effect on our competitive position.
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
Our acquisition of InnovaQuartz, Inc. may not provide us the expected benefits and could disrupt our business and harm our financial condition.
On April 30, 2006, we acquired all of the outstanding shares of InnovaQuartz, Inc for approximately $7.5 million in cash, the assumption of $1.1 million in debt and future cash payments contingent on the financial performance of InnovaQuartz over approximately three years. Since 2002, InnovaQuartz has been a reliable, high quality supplier of a key component of Laserscope’s GreenLight PV fiber optic delivery device. We acquired InnovaQuartz for several important reasons including, among others, the addition of a new fiber optic product line for the intracorporeal treatment of kidney, bladder, and other urinary stones, to realize an immediate reduction in the cost of goods of our single use products, to utilize InnovaQuartz’s manufacturing and design capabilities to contribute further reductions in the costs of our fiber optic disposable products in the future, and to deploy InnovaQuartz’s research and development expertise, focus in specialty assemblies and components and rapid proto-typing capability to support our efforts to develop new and lower cost fiber optic medical devices. However, the InnovaQuartz acquisition may not provide us some or all of these expected benefits. InnovaQuartz is highly dependent on several large customers and if we are unable to maintain those relationships, it would impede our ability to generate expected revenues and profits from the sale of InnovaQuartz’s products. In addition, the successful operation of InnovaQuartz is dependent on certain key employees. The integration of InnovaQuartz may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the company’s employees, customers and business partners. Further, InnovaQuartz may not contribute to desired contributions in R&D and if the integration of and continuing management of InnovaQuartz is not successful it could disrupt our supply of a key component of our GreenLight PV delivery device. Moreover, the additional resources required to integrate and manage InnovaQuartz could disrupt our business and harm our financial condition, results of operations and cash flows. The InnovaQuartz acquisition may result in unforeseen operating difficulties and expenditures which may consume significant management and other company resources. As a result of such difficulties and expenditures, these costs may outweigh the value we realize from the InnovaQuartz acquisition.
Any future acquisitions or divestitures we make may not provide us the expected benefits and could disrupt our business and harm our financial condition.
Any acquisitions we make may not provide us the expected benefits and could disrupt our business and harm our financial condition, results of operations and cash flows. We have acquired businesses and technologies in the past such as the acquisition of InnovaQuartz, Inc. in Phoenix, Arizona, and we may continue to acquire businesses or technologies that we believe are a strategic fit with our business. Any future acquisitions may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. In addition, the integration of acquisition targets may prove to be more difficult than expected, and we may be unsuccessful in maintaining and developing relations with the employees, customers and business partners and other acquisition targets. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our shareholders’ ownership interest, the incurrence of debt, contingent liabilities, stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.
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
In July 2005, we entered into a non-exclusive distribution agreement with Henry Schein (the “HSI Agreement”), pursuant to which Henry Schein, a provider of healthcare products and services to office-based practitioners in the North American and European markets, will distribute our aesthetic product line to physicians and physician practices within the United States. The HSI Agreement is terminable by either party upon 90 days notice. The Henry Schein distribution relationship is intended to replace our distribution relationship with McKesson, which terminated effective November 9, 2005. McKesson had been our exclusive U.S. distribution partner for aesthetic products for nearly four years until April 2005, when our relationship with McKesson was made non-exclusive. On August 9, we received a notice from McKesson that it intended to terminate the McKesson Agreement effective in November 2005. Following the amendment of our distribution agreement with McKesson to make it non-exclusive and prior to termination of the distribution relationship with McKesson, we experienced a significant decline in sales of our aesthetic products through McKesson. Sales of our aesthetic products through the Henry Schein relationship failed to offset the decline in revenues through McKesson in the 2005. A national distribution relationship that extends our reach is important to our success because the potential customer base for our aesthetic product line includes physicians from a variety of specialties including among others, dermatologists, plastic surgeons, primary care and OB/GYN physicians. During the term of our distribution relationship with McKesson, sales to McKesson accounted for a substantial portion of our revenues. For the year ended December 31, 2005, sales through McKesson accounted for approximately 6% of our total revenues and at December 31, 2005. Although we expect revenue generated through Henry Schein to increase significantly as this new distribution relationship is fully implemented, there can there be no assurance that our distribution relationship with Henry Schein will adequately replace our relationship with McKesson and we may be unable to generate sufficient revenues on a timely basis or at all. If we are unable to effect a timely and effective transition to the new distribution relationship and maintain a favorable relationship with Henry Schein and/or another major U.S. distribution partner or if Henry Schein or any such other U.S. distribution partner encounters financial difficulties, it could have a material adverse effect on our business, financial condition, results of operations, and future cash flows.

If we are unable to effect a swift transition and rapidly establish a strong working relationship with our U.S. distribution partner, Henry Schein, we may be unable to achieve growth in sales of our aesthetic product line in a timely manner or at all.
The Henry Schein distribution relationship has replaced the McKesson distribution relationship as our principal U.S. distribution network for our aesthetic product line, but as of yet has not replaced the revenues previously generated through McKesson. During the three months ended March 31, 2005, sales to McKesson accounted for approximately 12% of our total revenues. In the three months ended March 31, 2006, revenues generated through Henry Schein failed to offset the decline in revenues through McKesson in the comparable period of 2005. Establishing a strong U.S. distribution partner for our aesthetic products is important to our future success in the near future and beyond. The initial phase of our distribution relationship with Henry Schein involves significant training and coordination activities which are necessary to achieve a successful distribution partnership. Although to date we have made substantial progress in effecting this transition, unless we are able to accelerate this process and expand our relationship rapidly we will be unable to generate revenues sufficient to replace those previously generated through our relationship with McKesson.
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
Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. In addition, some of our products are combined with products from other vendors, which may contain defects. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:
•	loss of customers;

•	increased costs of product, returns and warranty expenses;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	action by regulatory authorities;

•	diversion of development and engineering resources; and

•	legal actions by our customers.
The occurrence of any one or more of the foregoing factors could seriously harm our business, financial condition and results of operations.
Our financial results and stock price are affected by a number of factors which are beyond our control.
     A number of factors affect our financial results and stock price including, but not limited to:
•	product mix;

•	competitive pricing pressures;

•	material costs;

•	revenue and expenses related to new products and enhancements to existing products;

•	delays in customer purchases in anticipation of new products or product enhancements by us or our competitors; and

•	the risk of loss or interruption to our operations or increased costs due to earthquakes, the availability of power and energy supplies and other events beyond our control .
The market price of our common stock has historically been subject to significant fluctuations. These fluctuations may be due to factors specific to us, such as:
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
As of March 31, 2006, we had 22,370,270 shares of outstanding common stock. The sale of a substantial number of shares of common stock or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.
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
Item 5. Other Information
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

Date: May 10, 2006

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